Form 10KSB
period 1995-06-30
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

U. S. Securities and Exchange Commission
                             Washington D. C.  20549

                                   FORM 10-KSB


( )  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 1995
                               _____________

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                           Commission File No. 0-11732
                                              ________

                       Appalachian Oil & Gas Company, Inc.
                       __________________________________

                 (Name of Small Business Issuer in its Charter)

     UTAH                                                            87-0382031
    ______                                                          ____________
  (State of Other Jurisdiction                           (IRS Employer I.D. No.)
   of incorporation or organization)

                             511 Second Avenue North
                               Nashville, TN 37201
                            ________________________
                (Address of Small Business Issuer in its Charter)

                           Issuer's Telephone Number:
                                 (615) 254-4789
                            _________________________

     240 Mayfield Drive, Suite #106, Smyrna, TN 37617
     ________________________________________________
(Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act.
Securities Registered under Section 12(g) of the Exchange Act:

     Check whether the Issuer(l) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (l)  Yes    X       No             (2)  Yes    X       No
               ------         -----               -----          -----

     Check if there is no disclosure of delinquent files in response to Item 40S of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ( )

     State Issuer's revenues for its most recent fiscal year:________________ The Exhibit Index commences on page ____.


     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     June 30,1995. $ .12  There are approximately  3,235,795  shares of common
          ---       -----                         -----------
voting stock of the Registrant held by non-affiliates.

                   (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 12 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes   X    No
                                                      ------     ------
                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
                                ____________ 1995

                       DOCUMENTS INCORPORATED BY REFERENCE
                      _____________________________________

     A description of "Documents Incorporated by Reference" is contained in
Item 14 of this Report.


            Transitional Small Business Issuer Format   Yes__   No__

                       APPALACHIAN OIL & GAS COMPANY, INC.

                                      INDEX
                                                                   Page No.
Part I

     Item 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . 1

     Item 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . 6

     Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . 8

     Item 4.   Submission of Matters to a
               Vote of Securities Holders. . . . . . . . . . . . . . . . 9

Part II
     Item 5.   Market for Registrant's Common
               Equity and Related Matters. . . . . . . . . . . . . . . .10

     Item 6.   Selected Financial Data . . . . . . . . . . . . . . . . .11

     Item 7.   Management's Discussion and Analysis of Financial
               Conditions and Results of Operations. . . . . . . . . . .11

     Item 8.   Financial Statements and Supplementary Data . . . . . . .12

     Item 9.   Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure . . . . . . . . . . .28
Part III
     Item 10.  Directors and Executive Officers of the Registrant. . . .28

     Item 11.  Compensation. . . . . . . . . . . . . . . . . . . . . . .31

     Item 12.  Security Ownership of Certain Beneficial Owners
               and Management. . . . . . . . . . . . . . . . . . . . . .31

     Item 13.  Certain Relationships and Related Transactions. . . . . .32

     Item 14.  Exhibits, Financial Statements, Schedules and
               Reports on Form 10-K. . . . . . . . . . . . . . . . . . .33

                                     PART I

Item 1    Business
______    ________
General
_______

     In 1981, Dry Creek Exploration, Inc. ("Dry Creek"), the predecessor of Appalachian Oil & Gas Company, Inc. (the "Company") was incorporated under the laws of the State of Utah. Its purpose was to engage in the acquisition, exploration and development of mineral properties. Dry Creek sold 1,165,000 shares of its Common Stock to its promoters for $.00214 per share, a total of $2,500, and 2,500,000 shares of its Common Stock to other residents of the State of Utah at $.01 per share, an aggregate of $25,000. Dry Creek subsequently purchased from a non-affiliate ten (10) placer claims, each consisting of one hundred sixty (160) acres located in Utah, for $20,000. Having substantially depleted the funds obtained by Dry Creek from its public offering in the purchase of the mining claims, and unable thereafter to raise the necessary additional capital for, or to interest third parties in, the exploration of such claims, Dry Creek conducted no substantive business activities until its acquisition of assets from Ratliff Farms, Inc. ("Ratliff") and Universal Energy and Exploration, Inc. ("Universal").

     During May 1982, those in control of Dry Creek accepted a proposal from the management of Ratliff and Universal, two (2) Tennessee corporations under the common control of James W. Ratliff, whereby their individually owned shares were acquired by James W. Ratliff and his affiliates and James W. Ratliff and persons affiliated with him were appointed to the Board of Directors of Dry Creek.

     On June 18, 1982, at a special meeting of Dry Creek's shareholders, and at which, of the three million six hundred sixty-five thousand (3,665,000) shares outstanding, two million forty-seven thousand (2,047,000) shares were represented in person or by proxy, the following actions were approved: (I) the name of the Company was changed to Appalachian Oil & Gas Company, Inc.; (ii) the authorized Common Stock was increased from Fifty million (50,000,000) to one hundred million (100,000,000) shares; (iii) the outstanding three million six hundred sixty-five thousand (3,665,000) shares of Common Stock split on a two for one basis; (iv) individuals who were officers, directors or affiliates of Ratliff and/or Universal were elected to comprise the Company's Board of Directors; and, (v) the Company was thereafter to purchase certain assets of Ratliff and Universal as described in a brochure presented on behalf of the sellers, in exchange for five million (5,000,000) shares of its Common Stock, on a post split basis, subject to satisfying certain conditions relating to the audit of such assets.

     At the time of purchase, Ratliff was a dormant corporation and Universal was engaged in the acquisition and development of oil and gas properties. The Company has continued some of the oil and gas operations so acquired.

     From 1982 into late 1985 the Company's activities involved lease acquisitions and the sale of interests in wells to be drilled on such leases. Income was principally derived from the difference between the aggregate purchase price obtained for the interests in a well sold to others and the actual cost to drill and complete the particular well.

     In December 1985, new directors were elected and they continued to drill wells on developed leases. The Company also sought to increase its sales of natural gas from wells in which it held interests.

     On August 15, 1989, a group of shareholders filed a complaint for mandamus and other relief pursuant to section 13D of the Securities and Exchange Commission regulations to review the books and records of the company and conduct a shareholders' meeting. This suit was filed in the Chancery Court of Hamilton County, Tennessee. The Court upheld the complaint and allowed the plaintiffs to review the books and conduct a shareholders' meeting. At that time new Directors and Officers were elected by a meeting of the Shareholders.

     The new management and directors exercised the best efforts to attempt to rectify a situation of field wells that had gone into disrepair, wells that were non-productive and field equipment that needed to be replaced or repaired. For the year 1991 the shareholders elected Raymond Connelly as Chairman of the Board and Director, Russell Ratliff as officer and Director, and Tyler Tait as Secretary and Director.

     In 1992 the shareholders elected Raymond Connelly as Chairman of the Board of the Corporation, John R. (Jack) Tait as President/CEO and Director and his son, Tyler Tait Secretary and Director.

     In September 1992 at the annual meeting of the shareholders of the Company, Barry L. Fly was elected as a Director of the corporation. In January 1993, John R. Tait submitted his resignation as President and Director of the Company, Tyler Tait submitted his resignation as Director/Secretary-Treasurer of the Company, and Brent Anderson submitted his resignation as vice-president of the Company.

     In January 1993, upon the acceptance of the resignations of Messrs. Tait, Tait and Anderson, the Board of Directors of the Company elected Mark S. Moore and Brad L. Fly as Directors of the Corporation.

     Barry L. Fly was elected Secretary of the corporation and Brad L. Fly was elected as Treasurer of the corporation in January 1993.

     In April 1993, William Goodwin accepted the position of President with the Company. Mr. Goodwin resigned as President on February 22, 1994. On March 9, 1994, Mark S. Moore was elected President and CEO of the corporation by the Board of Directors.

     The Company moved its corporate offices on June 1, 1994, to 240 Mayfield Drive, Suite #106, Smyrna, Tennessee 37167.

     The Company had successfully gained approval of a plan of reorganization under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of Kentucky. The plan was approved by the Court in March 1992. In January 1993, the Company was able to successfully satisfy all provisions of the confirmed plan by successfully satisfying all unsecured debt according to the plan confirmed by the Untied States Bankruptcy Court for the Southern District of Kentucky. The Corporation also successfully made payments of $25,000 per month to the secured creditor, Valley Bank of Sweetwater, Tennessee on a monthly basis according to the confirmed plan of reorganization by the United States Bankruptcy Court.

     The Company is primarily in the drilling of oil and gas wells, the sale of gas and oil from wells of which it owns an interest, the sale of gas transported for other companies and as the operator of certain wells in which the Company has an interest.

     For the past two years, the Company sales have been solely from the production of Natural Gas. Oil production has been negligible.

Business
________

     Drilling Program
     ________________

          The Company has looked into several sites for drilling, but does not have a drilling program in place as of June 30, 1995.

                                    KENTUCKY

 Exploratory             Gross Productive Wells        Net Productive Wells
 ---------------         ------------------------      ----------------------
 7/1/90-6/30/91             -0-                                  .0000
 7/1/91-6/30/92             -0-                                  .0000
 7/1/92-6/30/93             -0-                                  .0000
 7/1/93-6/30/94             -0-                                  .0000
 7/1/94-6/30/95             -0-                                  .0000

                         Gross Dry Wells
                         ------------------------
 7/1/90-6/30/91             -0-                                  .0000
 7/1/91-6/30/92             -0-                                  .0000
 7/1/92-6/30/93             -0-                                  .0000
 7/1/93-6/30/94             -0-                                  .0000
 7/1/94-6/30/95             -0-                                  .0000

 Development             Gross Productive Wells        Net Productive Wells
-----------------        ------------------------      ---------------------
 7/1/90-6/30/91             -0-                                  .0000
 7/1/91-6/30/92              3                                  1.1500.
 7/1/92-6/30/93             -0-                                  .0000
 7/1/93-6/30/94              2                                   .8438
 7/1/94-6/30/95             -0-                                  .0000

                         Gross Dry Wells               Net Dry Wells
                         ------------------------      ---------------------
 7/1/90-6/30/91             -0-                                  .0000
 7/1/91-6/30/92             -0-                                  .0000
 7/1/92-6/30/93             -0-                                  .0000
 7/1/93-6/30/94             -0-                                  .0000
 7/1/94-6/30/95             -0-                                  .0000


Production and Sale of Gas and Oil
__________________________________

          The Company's natural gas is produced from wells located mainly in Clay County, Kentucky.

          For the fiscal year ending June 30, 1995, the company produced 212,149 MCF'S of natural gas. The Company's ownership interest in this production was 104,117 MCF'S.

          The gas product of the Company is distributed through a natural gas gathering system pipeline owned entirely by the Company that connects to the Company's only customer and gas purchaser, Somerset Gas Services Utility. The Company's gas product was sold for the fiscal year entirely to Somerset Gas Services Utility under a written agreement. While generally the agreement provides for gas sales upon stated terms at a stated price, the agreement does provide for a price adjustment according to the NYMEX posted price of natural gas.

Competition and Markets
_______________________

          The competitive business conditions which affect the Company's competitive position in the industry include the price of gas as determined by supply and demand, the availability of gas from the Company and other competitors, weather conditions, and the extremely high cost of the compression and transportation of the gas that is required of the Company because of the existing pressure conditions of the Company's sole purchaser, Somerset Gas Services.

          There are a large number of companies, partnerships and individuals engaged in exploration, development and production of oil and gas properties in the area including, but not limited to, Delta Gas, Wiser Oil Company, Petro Flow, Incorporated, PXT, Incorporated, Southern Gas Company, Incorporated and Midamco, Incorporated. The Company maintains a competitive position in the industry as concerns the number of wells operated, drilled, number of MCF sold, and the price for gas with the smaller companies in the area including PXT, Incorporated, Petro Flow, Incorporated, and Midamco, Incorporated. The company is presently not competitive with larger companies such as Wiser Oil Company, Incorporated, Delta Gas, Incorporated, and Southern Gas Company.

Government Regulation
_____________________

          Activities of the Company are regulated by several state and federal agencies and by several state and federal acts. The Company is regulated by the Environmental Protection Agency, the United States Forestry Service, the United States Department of Agriculture, United States Bureau of Land Management, Kentucky Public Service Commission, Kentucky Environmental Protection Agency-Division of Water, and the Kentucky Bureau of Mines and Minerals. Specific acts and statutes which govern the Company include the Federal Environmental Protection Act, the Kentucky Environmental Protection Act and Clean Water and Air Act, the Kentucky Public Service Commission Law Annotated, Kentucky revised statutes Chapter 74, and the Commonwealth of Kentucky, Department of Mines and Minerals permitting drilling operations and the approval of drilled wells for production.

          Government approval of the Company's operation is mandated pursuant to the Kentucky Public Service Commission Law Annotated, Kentucky revised statutes
Chapter 74.   The company has submitted its Operation and Maintenance Plan to the Public Service Commission for approval. The Company has worked closely with an independent contractor, formerly of the Public Service Commission, to develop an Operating Management Plan and an Emergency Plan to successfully comply with all Public Service Commission regulations. Such plans were approved by the Public Service Commission.

          While existing and probable governmental regulations on the business are time consuming, the Company believes itself to be in compliance with all regulations and that said compliance has not resulted in any significant expense or competitive disadvantage to the Company.

Employees
_________

          As of June 30, 1995, the Company employed four persons, namely Mark S. Moore as President and CEO of the Company, Patsy Fly as Office Manager, Ray Bray, Supervisor of Field Operations, and Jim Combs, Field Worker.

Item 2.
_______

Properties
__________


          The following table sets forth the approximate gross and net acres of undeveloped and developed oil and gas properties of the Company at June 30, 1994:

                                   UNDEVELOPED

      State                        Gross Acres         Net Acres
     __________                    ___________         _________
      Kentucky                      1,100.00            908.00

         TOTAL                      1,100.00            908.00

                                    DEVELOPED

      State                        Gross Acres         Net Acres
     ____________                  _____________       ____________
      Kentucky                       2,910               2,206

         TOTAL                       2,910               2,206

          The Company's oil and gas properties are located in Clay County in Kentucky.

Oil and Gas Wells
_________________

          The table below shows the number of the Company's gross and net oil and gas wells as of June 30, 1995. Gross wells are the total number of wells in which the Company owns a working interest, and net wells refer to the average of the fractional net revenue interests owned by the Company in gross wells. Dry holes are not included.

                Total      Total      Oil                    Gas
   State        Gross      Net        Gross      Net         Gross      Net
  ----------   ---------  ---------  ---------  ---------   ---------  --------
   Kentucky     30         57.245     0          .0000       30         57.245

          A list of the wells purchased or drilled by the Company, indicating the date of completion, the Company's working interest and net revenue interest, whether the well was exploratory or developmental, oil or gas, and the status of the well in Exhibit "99"(attached hereto).

Reserves
________

          Richard M. Russell and Associates, consulting engineers of Nashville, Tennessee, rendered an engineering evaluation as of June 30, 1995, of the Company's interest in gas and oil properties. Reference is made to the Supplementary Information for the year ended June 30, 1995, and year ended June 30, 1994, included in the approved oil and gas reserve quantities to the accompanying Report on Audits of Financial Statements.

Production
__________

                                                         Average
                                                         Production
                 Net Production     Average Sales Price  Cost
                 ________________   ___________________  _______________
7/1/93-6/30-94      127,204              $2.33             $.49 per MCF
7/1/94-6/30/95      104,117              $2.00             $.52 per MCF

Present Activities
__________________

          There are no wells in the process of drilling at the present time.

Delivery Commitments
____________________

          The Company has no obligations to provide a fixed or returnable quantity of oil or gas under existing contracts or agreements.

Item 3.   Legal Proceedings
_______   _________________


Federal Bankruptcy Court Filing
_______________________________

          On February 1, 1991, the Company filed for relief under Chapter 11 of the Federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Kentucky. The Court mandated that the Company management continue operations as debtor-in-possession. On March 25, 1992, a plan of reorganization was approved by the Court and implemented by Company management. The plan required final payment to creditors on or before September 25, 1992. Payment in full was made to all unsecured creditors in January 1993. Monthly payments were made on a timely basis according to the provisions of the confirmed plan to Valley Bank in Sweetwater, Tennessee, the only secured creditor, in the amount of $25,000 per month until March 11, 1993, when the indebtedness to Sweetwater Bank was satisfied in full by the payment of $172,348.49, as a result of the re-financing of the Promissory Note to the bank with private individuals. In 1994 the Company received a court order from the United States Federal Bankruptcy Court in Kentucky fully dismissing the bankruptcy case, in which the company was recognized as having fully completed its obligations under the Chapter 11 Plan of Reorganization and successfully received a full discharge of all obligations pursuant to the bankruptcy.

Goldeneye, Inc. and Clyde Fuller vs. Appalachian Oil & Gas Company, Inc.
________________________________________________________________________
          The case was filed on August 17, 1993 seeking payment of royalties due to the Leaseholder. The Operator paid under the terms of the contract and case was dismissed on March 14, 1994 in Clay County Circuit Court, Kentucky.

State of Tennessee On the Relation of James E. Ables, et. al. vs. Appalachian
_____________________________________________________________________________
Oil & Gas Company, Inc. and Clyde M. Fuller.
____________________________________________

          On August 15, 1989 the plaintiffs (Section 13-D Group) filed a complaint for mandamus and other relief to be allowed to review the books and records of the Company and conduct a shareholder meeting, and the defendants (then Company management) moved for an Order to Restrain plaintiffs from conducting an adjourned shareholders meeting on December 20, 1989 in Nashville, Tennessee. The Defendants appealed the interlocutory denial of the request for restraining order. On December 14, 1989 the court ordered then president Clyde
M. Fuller, to post a personal bond for $10,000.00 and should Court of Appeals deny defendant's application, the bond shall be liable to pay plaintiffs (13-D Group) their reasonable expenses with solicitation of proxies caused by staying shareholders meeting of December 10, 1989 together with the costs of the appeal. The Chancery Court, Hamilton County, Tennessee denied the appeal and taxed the costs to defendant/Fuller.

          On March 11, 1994, Clyde M. Fuller renewed his petition for release of his personal bond of $10,000.00. Plaintiffs (then 13-D Group, now present Company Management has simultaneously moved the Court to fix damages caused by defendant in attempting to reverse Order of the Court for the sum of $24,176.47, or alternatively to the extent of Mr. Fuller's bond.

          On March 22, 1995, the Chancellor of the Chancery Court, Hamilton County Court Tennessee ruled in favor of the petitioner, Clyde M. Fuller, and released the personal bond of $10,000.00 to Mr. Fuller by court opinion.

Item 4.   Submission of Matters to a Vote of Security Holders
_______   ___________________________________________________

          The annual meeting of Shareholders of the Company was held on September 12, 1992. In addition to the election of directors and the approval of auditors, the Shareholders approved an amendment to the Articles of Incorporation to increase the par value of the Common Stock of the Company from one-tenth of a cent to one cent per share, with a resultant stock split of one share of the new one cent par value common voting stock for each ten shares of the old one-tenth of a cent par value common voting stock issued and outstanding. Of the shares present at the annual meeting, 36,108,596 voted for the amendment and 3,670 voted against it; no shares abstained. The Board of Directors set the date for the reverse split as November 20, 1993.

          On March 29, 1995 the annual meeting of the stockholders of Appalachian Oil & Gas Company, Inc. was held at the company's corporate headquarters, 240 Mayfield Drive, Suite #106, Smyrna, Tennessee 37167.

          In addition to the election of directors and the approval of auditors, the Shareholders approved changing of the state of incorporation from Utah to the State of Tennessee. 1,401,330 shares presented at the meeting voted in favor of these items and 20 shares voted against.


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Matters
_______   _________________________________________________________

Market Price of Common Stock
____________________________

          The following over-the-counter market quotations reflect inter-dealer prices, without retain markup, markdown or commission, and may not necessarily represent actual transactions. The range of reported high and low bid quotations was derived from a variety of sources, including quotations published by the National Quotation Bureau, Inc. and other over-the-counter broker/dealers.

     For the Quarter Ended         High           Low
     _____________________         ____           ____
     September 30, 1994             .25           .062
     December 31, 1994             2.00           .500
     March 31, 1995                 .44           .125
     June 30, 1995                  .44           .125

          At June 30, 1995, the Company had approximately 750 shareholders of record.

Dividends
_________

          There have been no dividends declared since the date of the Company's organization and no dividends are contemplated to be paid in the foreseeable future. It will continue to be the Company's policy to expend any earnings in developing its gas and oil business.

Item 6    Selected Financial Data
______    _______________________

                         6/30/95    6/30/94    6/30/93    6/30/92     6/30/91
                         _______________________________________________________
Revenues                 $539,395   $721,179   $1,069,097 $531,966    $541,877

Income (Loss)
From Continuing
Operations               ($197,130) $121,727   ($30,771)  ($280,287)  ($185,797)

Income (Loss)
from Continuing
Operations Per
Common Share             (0.05)     0.04       (0.01)     (0.17)      (0.25)

Total Assets             $633,533   $851,628   $790,615   $1,107,718  $874,912

Long-Term
Obligations              $129,490   $166,242   $434,596   $593,49l    $698,027

Cash Dividends
Declared                 N/A        N/A        N/A        N/A         N/A

The significant increase in revenues and decrease in assets from June 30, 1992 to June 30, 1993 was due to the sale of the Hamlin Project in Nevada. The sales proceeds were $317,153 and the cost (basis) was $317,763.


Item 7.   Management's Discussion and Analysis of Financial Conditions
          ____________________________________________________________
          and Results of Operations
          _________________________

          The following discussion should be read in conjunction with the Financial Statements and their related notes, which are included elsewhere in this report.

          Plan of Operation
          _________________

          The Company plans to maintain the operation if its 30 gas wells and continues to seek the highest price for its natural gas operation. There are no immediate plans to drill additional wells.

          Results of Operations
          _____________________

          Expenses were relatively the same as the prior years with the exception of two items. The company, however, hired two additional employees which caused General and Administrative expense to increase significantly. The company terminated a Joint Venture project with Midamco Company. the project was to develop an extensive oil field located in Kentucky for which Midamco held the leases. The company invested $109,000 in the Joint Venture but determined it would not be economically feasible.

          Due to the termination of the Midamco Joint Venture and the additional salaries, the company's liquidity decreased from the prior year. The Board of Directors intends to monitor the expenses closely in order to bring its liquidity back up to a reasonable level. The company has no plans for major capital expenditures.


Item 8.   Financial Statements and Supplementary Data
_______   ___________________________________________

To the Board of Directors
Appalachian Oil & Gas Company, Inc.
Nashville, Tennessee

We have audited the accompanying consolidated balance sheet of Appalachian Oil & Gas Company, Inc. (a Utah Corporation) and its subsidiary as of June 30, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended June 30, 1995, 1994 and 1993. Our audits also included the financial statement schedules listed in the Index at
Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Appalachian Oil & Gas Company, Inc., and its subsidiary, as of June 30, 1994 and 1993, and the results of their operations and their cash flows for the years ended June 30, 1995, 1994 and 1993, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.

/S/ York, Neel & Company LLP
Hopkinsville, Kentucky
April 24, 1996

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                             June 30, 1995 and 1994
                                     ASSETS

                                                       1995           1994
                                                ------------   ------------
Current Assets:
  Cash and cash equivalents                     $    12,602    $    66,602
  Accounts receivable - trade                        72,648         82,166
                                                ------------   ------------
       Total current assets                          85,250        148,768

Property and equipment:
  Oil-and gas properties                            626,095        697,692
  Other property and equipment                      747,053        756,271
                                                ------------   ------------
                                                  1,373,148      1,453,963
  Less accumulated depreciation,
  depletion and amortization                        824,865        753,103
                                                ------------   ------------
                                                    548,283        700,860
                                                ------------   ------------
  Other assets                                            -          2,000
                                                ------------   ------------
                                                $   633,533    $   851,628
                                                ============   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt             $    32,628    $    28,780
  Notes payable - related parties                   138,500         72,500
  Accounts payable:
     Trade                                           24,674         26,841
     Royalties                                       44,193         51,507
     Transported gas                                 51,418         59,163
     Related parties                                      -         68,306
  Accrued expenses                                    5,352          5,655
                                                ------------   ------------
       Total current liabilities                    296,765        312,752

  Long term debt less current portion                96,862        137,462
  Minority interest                                       -         70,000
                                                ------------   ------------
                                                    393,627        520,214
                                                ------------   ------------
  Commitments and contingencies
  Stockholders' equity:
     Common stock, par value $.01 per share,
     100,000,000 shares authorized, 3,235,795
     shares issued and outstanding                   32,358         32,358
  Additional paid in capital                      1,813,342      1,813,342
  Retained deficit                               (1,605,794)    (1,514,286)
                                                ------------   ------------
  Total stockholders' equity                        239,906        331,414
                                                ------------   ------------
                                                $   633,533    $   851,628
                                                ============   ============

                         The accompanying notes are an
             integral part of the consolidated financial statements.

                  APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   For the years ended June 30, 1995, 1994 and 1993

                                                1995           1994           1993
                                         ------------   ------------   ------------
Revenues:
  Oil and gas sales                      $   531,943    $   568,741    $   564,926
  Sale of oil and gas leases                      -              -         317,153
  Drilling programs                            2,418        131,932        181,000
  Other                                        5,034         20,506          6,828
                                         ------------   ------------   ------------
                                             539,395        721,179      1,069,907
                                         ------------   ------------   ------------
Costs and expenses:
  Cost of oil and gas leases sold                 -              -         317,763
  Cost of drilling programs                       -         120,000         98,668
  Well abandonments/impairments              121,853             -          24,563
  Other operating expenses                   220,135        172,792        296,803
  Depreciation, depletion and
   amortization                               83,245         91,744         98,044
  Interest                                    24,368         32,249         59,256
  Loss on sale of property and
   equipment                                  11,545            717          1,749
  General and administrative                 275,379        181,950        203,832
                                         ------------   ------------   ------------
                                             736,525        599,452      1,100,678
                                         ------------   ------------   ------------
     Net income (loss) before
     minority interest                      (197,130)       121,727        (30,771)

     Minority interest                         2,378             -              -
                                         ------------   ------------   ------------
     Income (loss) before income
     taxes and extraordinary item           (199,508)       121,727        (30,771)
                                         ------------   ------------   ------------
Income taxes:
  Current tax expense                             -          30,724             -
  Benefits of operating loss
   carryforwards                             (36,700)       (30,724)            -
                                         ------------   ------------   ------------
                                             (36,700)            -              -
                                         ------------   ------------   ------------
Income (loss) before extraordinary item     (162,808)       121,727        (30,771)
Extraordinary item, net of income
  taxes of $36,700                            71,300             -              -
                                         ------------   ------------   ------------
   Net income (loss)                     $   (91,508)   $   121,727    $   (30,771)
                                         ============   ============   ============
Income (loss) per share:
Income (loss) before extraordinary
  item                                   $     (0.05)   $      0.04    $     (0.01)
                                         ============   ============   ============
Extraordinary item                       $      0.02    $        -     $        -
                                         ============   ============   ============
Net income (loss)                        $     (0.03)   $      0.04    $     (0.01)
                                         ============   ============   ============

                            The accompanying notes are an
               integral part of the consolidated financial statements.

                  APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   For the years ended June 30, 1995, 1994 and 1993

                                               Additional
                                    Common        Paid-ln     Retained
                         Shares      Stock        Capital      Deficit       Total
                     -----------  ---------   ------------ ------------  ----------

Balance at
June 30, 1992         4,189,995   $ 41,900    $ 1,743,676  $(1,605,242)  $ 180,334

Common shares
issued                   12,404        124              -            -         124

Net loss for
the year ended
June 30, 1993                 -          -              -      (30,771)    (30,771)
                     -----------  ---------   ------------ ------------  ----------
Balance at
June 30, 1993         4,202,399     42,024      1,743,676   (1,636,013)    149,687

Common stock
canceled             (1,026,604)   (10,266)        10,266            -           -

Common stock
issued                   60,000        600         59,400            -      60,000

Net income for
the year ended
June 30, 1994                 -          -              -      121,727     121,727
                     -----------  ---------   ------------ ------------  ----------
Balance at
June 30, 1994         3,235,795     32,358      1,813,342   (1,514,286)    331,414

Net loss for the
year ended
June 30, 1995                 -          -              -      (91,508)    (91,508)
                     -----------  ---------   ------------ ------------  ----------
Balance at
June 30, 1995         3,235,795   $ 32,358    $ 1,813,342  $(1,605,794)  $ 239,906
                     ===========  =========   ============ ============  ==========


                            The accompanying notes are an
               integral part of the  consolidated financial statements

                  APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                   For the years ended June 30, 1995, 1994 and 1993

                                                     1995         1994        1993
                                                ----------   ----------  ----------
Cash Flows from Operating Activities:
  Net income (loss)                             $ (91,508)   $ 121,727   $ (30,771)
  Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
     Depreciation, depletion & amortization        83,245       91,743      98,044
   Well abandonments and impairments              121,853            -      24,563
   Loss on sale of property and equipment          11,545          717       1,749
   Minority interest                                2,378            -           -
  Changes in operating assets and liabilities:
   (Increase) decrease in:
     Accounts receivable                            9,518      (32,663)     10,022
     Prepaid expenses                                   -            -         800
   Increase (decrease) in:
     Accounts payable                             (85,532)      39,302     (14,748)
     Accrued expenses                                (303)      (2,162)    (52,263)
     Drilling advances                                  -      (32,000)    (60,550)
                                                ----------   ----------  ----------
      Net cash provided by (used in)
      operating activities                         51,196      186,664     (23,154)
                                                ----------   ----------  ----------
Cash Flows from Investing Activities:
  Purchases of property and equipment             (11,810)      (4,415)   (133,553)
  Proceeds from sale of property and equipment          -        4,000     193,687
  Purchase of oil and gas properties              (11,550)     (94,450)          -
  Investment in joint venture                    (109,000)           -           -
  Increase in other assets                              -       (2,000)          -
                                                ----------   ----------  ----------
      Net cash provided by (used in)
      investing activities                       (132,360)     (96,865)     60,134
                                                ----------   ----------  ----------
Cash Flows from Financing Activities:
  Proceeds from notes payable                      73,500            -      82,000
  Principal payments on notes payable              (7,500)      (9,500)          -
  Proceeds from long-term debt                          -      173,000           -
  Principal payments on long-term debt            (36,751)    (359,354)   (240,895)
  Common stock issued                                   -       60,000         124
  Dividends paid                                   (2,085)           -           -
  Minority interest capital contribution                -       70,000           -
                                                ----------   ----------  ----------
      Net cash provided by (used in)
      financing activities                         27,164      (65,854)   (158,771)
                                                ----------   ----------  ----------
   Increase (decrease) in cash and
     cash equivalents                             (54,000)      23,945    (121,791)

      Cash and cash equivalents,
      beginning of year                            66,602       42,657     164,448
                                                ----------   ----------  ----------
      Cash and cash equivalents,
      end of year                               $  12,602    $  66,602   $  42,657
                                                ==========   ==========  ==========

                            The accompanying notes are an
               integral part of the consolidated financial statements.

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Significant accounting policies of the Company are as follows:

a.   Principles of Consolidation

     The consolidated financial statements include the accounts of Appalachian Oil & Gas Company, Inc. (AOGI) and its subsidiary, TKGC #1 Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

b.   Business Activity and Major Customers

     AOGI and its subsidiary operates in primarily one business segment, which is the acquisition, exploration and development of oil and gas properties. The Company's oil and gas properties are located in Clay County, Kentucky. The majority of all gas sales are made to one customer in south-central Kentucky.

c.   Cash and Cash Equivalents

     Cash includes amounts on hand and in financial institutions. Cash equivalents include all highly liquid investments with an original maturity of three months or less when purchased.

d.   Allowance for Losses

     AOGI uses the specific write-off method to provide for doubtful accounts since experience and management's estimation indicates an adequate allowance for such accounts is immaterial.

e.   Oil and Gas Properties

     The Company uses the successful efforts method of accounting for oil and gas producing activities. Costs to acquire mineral interests in oil and gas properties, to drill and equip exploratory wells that find proved reserves, and to drill and equip development wells are capitalized. Costs to drill exploratory wells that do not find proved reserves, geological and geophysical costs, and costs of carrying and retaining unproved properties are expensed.

     Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

                                    Continued

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, Continued

e.   Oil and Gas Properties, Continued

     The costs associated with dismantlement and site restoration are considered immaterial based on past history of AOGI.

     On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.

     On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.

f.   Income Taxes

     Deferred income taxes are provided for significant temporary differences in recognition of revenues and expenses for financial reporting and income tax reporting purposes.

     For Federal income tax purposes, the Company deducts certain exploration and developmental costs, which are capitalized and amortized for financial reporting purposes. The Company uses statutory depletion for income tax reporting.

     Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced.

g.   Minority Interest

     Effective April 15, 1994, AOGI acquired 53.35 percentage interest in the TKGC #1 Partnership for $28,000 in cash and a partial assignment of an oil and gas farm out agreement. The acquisition was accounted for as a purchase.

     AOGI's 53.35 percentage interest requires that TKGC #1's operations be included in the consolidated financial statements. The remaining interest (46.65%) is shown as "minority interest" in the June 30, 1994 consolidated balance sheet. TKGC #1 did not have any operations as of June 30, 1994. April 1, 1995, the TKGC #1 Partnership was dissolved with each partner receiving their percentage ownership in two oil and gas wells.

                                    Continued

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, Continued

h.   Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

I.   Environmental Costs

     Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments are probable and the amounts can be reasonably estimated.

2.   Property and Equipment

     A summary of property and equipment is as follows:
                                                          1995        1994
                                                     ----------  ----------
     Proved oil and gas properties                   $ 626,095   $ 697,692
     Less accumulated depreciation,
       depletion and amortization                      419,503     405,631
                                                     ----------  ----------
                                                       206,592     292,061
                                                     ----------  ----------
     Land                                               14,810       4,000
     Gas gathering system                              490,834     490,834
     Machinery and equipment                           206,536     221,913
     Office furniture and equipment                     34,873      39,524
                                                     ----------  ----------
          Other property and equipment                 747,053     756,271
     Less accumulated depreciation                     405,362     347,472
                                                     ----------  ----------
                                                       341,691     408,799
                                                     ----------  ----------
     Net property and equipment                      $ 548,283   $ 700,860
                                                     ==========  ==========

AOGI incurred depreciation expense of $67,373, $72,879 and $72,558 for the years ended June 30, 1995, 1994 and 1993, respectively.

                                    Continued

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Long-Term Debt

At June 30, 1995 and 1994, long-term debt consisted of the following item:

                                                         1995         1994
                                                    ----------   ----------
     Note payable to an individual, monthly
      payments of $3,676, interest rate 10.0%,
      due March, 1999, collateral - all assets
      of the Company                                $ 129,490    $ 166,242

     Less current portion of long-term debt            32,628       28,780
                                                    ----------   ----------
                                                    $  96,862    $ 137,462
                                                    ==========   ==========

The Company's long-term debt payments are estimated to be repayable annually as set forth in the following schedule:

      June 30,                               Amount
          1996                            $  32,628
          1997                               36,045
          1998                               39,819
          1999                               20,998
                                          ----------
                                          $ 129,490
                                          ==========

4.    Common Stock

     During the year ended June 30, 1993, 12,404 shares of common stock were issued. These shares were stock options that were exercised. As of June 30, 1993, there were outstanding stock options, however, the options were not exercised.

     Effective July, 1993, the Company canceled 1,026,604 shares of common stock that had been outstanding. The shares were voluntarily returned to the Company with no cost to the Company.

     The Company executed a one for ten reverse split of the outstanding shares of common stock. This transaction was done in order to raise the price per share of common stock. The effective date of the one for ten reverse split was November 20, 1993. The one for ten reverse split was retroactively applied, so all years presented reflect the reverse split.

                                    Continued

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Income Taxes

     At June 30, 1995, the Company had net operating loss and investment tax credit carryforwards for income tax purposes of approximately $1,394,000 and $30,000, respectively, which expire on or before June 30, 2007. For financial reporting purposes, a valuation allowance of $484,160 has been recognized to offset the deferred tax assets related to these items

     The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1995 and 1994 are as follows:

                                                         1995         1994
                                                    ----------   ----------
     Deferred tax assets:
       Net operating loss                           $ 473,960    $ 443,360
       Investment tax credit                           10,200       10,200
       Related party expenses                               -       23,200
                                                    ----------   ----------
     Total deferred tax assets                        484,160      476,760
     Valuation allowance for
       deferred tax assets                           (484,160)    (476,760)
                                                    ----------   ----------
                                                            -            -
          Deferred tax liabilities                          -            -
                                                    ----------   ----------
          Net deferred tax asset                    $       -    $       -
                                                    ==========   ==========

6.    Commitments and Contingencies

     During the year ended June 30, 1993, AOGI sold its rights to the leases associated with the Hamlin project located in Nevada. If the current owner of those leases fails to complete the drilling of a well on that property, the leases revert back to AOGI. There is potential for liability if the leases revert back to AOGI. However, such liability cannot be estimated. Management believes it is unlikely for the leases to revert back to AOGI. No liability has been recorded for this contingency.

     AOGI is exposed to risks of future material loss related to torts; theft of, damage to, expropriation of, or destruction of assets; business interruption, errors or omissions; or acts of God and those risks have not been transferred to unrelated third parties through insurance.

                                    Continued

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Related Party Transactions

     At June 30, 1995 and 1994, the Company had notes payable to several Company stockholders for $138,500 and $72,500, respectively. These notes are unsecured and payable on demand with interest due monthly at rates that range from 6.0% to 10.0%.

     The statement of operations includes the following transactions with related parties:

                                                  1995        1994        1993
                                             ----------  ----------  ----------
     Oil and gas sales to Intrastate
     Energy Corporation of Tennessee         $       -   $       -   $   1,394

     Included in accounts payable related parties at June 30, 1994 are unpaid directors' fees of $68,306. These director fees were waived by the board of directors subsequent to June 30, 1995. See footnote 8.

8.   Extraordinary Item

     Subsequent to June 30, 1995, the board of directors voted to waive all past director fees that were accrued but not paid. As of June 30, 1995, such fees amounted to $108,000. For purposes of the statement of cash flows this is a non-cash transaction.

9.   Statement of Cash Flows Disclosures

     AOGI paid $23,014, $32,155 and $60,546 in interest during the years ended June 30, 1995, 1994 and 1993, respectively.

     As shown in footnote 4, AOGI canceled 1,026,604 shares of common stock. This was a non-cash transaction that decreased common stock by $10,266 and increased additional paid in capital by the same amount. Also, AOGI executed a one for ten reverse split of the outstanding shares of common stock during the year ended June 30, 1994. This was also a non-cash transaction.

10.  Earnings (Loss) Per Share

     Earnings (loss) per share are based on the weighted average number of shares outstanding of 3,235,795, 3,247,408, and 4,198,747 for the years ended June 30, 1995, 1994 and 1993, respectively. Stock options were not considered in the computation of the weighted average number of shares outstanding for the year ended June 30, 1993 because the options would have been antidilutive.

                                    Continued

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Earnings (Loss) Per Share, Continued

     The weighted average number of shares outstanding was computed as follows:

                                           Change in
                                              Shares         Shares           Days
                                         Outstanding    Outstanding    Outstanding
                                         ------------   ------------   ------------
  For the year ended June 30, 1993:
  July 1, 1992                                            4,189,995             69
  September 8, 1992 shares sold                4,894      4,194,889             62
  November 9, 1992 shares sold                 7,428      4,202,317            140
  March 29, 1993 shares sold                      82      4,202,399             94
                                                                              -----
                                                                               365
  For the year ended June 30, 1994:
  July 1, 1993                                            4,202,399             21
  July 22, 1993 shares canceled           (1,026,604)     3,175,795            267
  April 15, 1994 shares sold                  50,000      3,225,795              4
  April 19, 1994 shares sold                  10,000      3,235,795             73
                                                                              -----                     365
                                                                              =====
  For the year ended June 30, 1995:
  July 1, 1994                                            3,235,795            365
                                                                              =====

11.  Subsequent Event

     Effective March 27, 1996, AOGI sold 60% of their operating assets and 60% of their well interests for $427,550. The company that purchased the assets began operating and managing the majority of AOGI's wells as of February 1, 1996. AOGI incurred a capital gain from this sale of approximately $197,000.

                               SUPPLEMENTAL INFORMATION
                  APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                         SUPPLEMENTAL INFORMATION (Unaudited)
                   FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993

            Capitalized Costs Relating to Oil and Gas Producing Activities
                           at June 30, 1995, 1994 and 1993

                                                    1995         1994        1993
                                              -----------  ----------- -----------
     Unproved oil and gas properties          $        -   $        -  $        -
     Proved oil and gas properties               626,095      697,692     686,415
     Support equipment and facilities            712,180      716,747     721,951
                                              -----------  ----------- -----------
                                               1,338,275    1,414,439   1,408,366

     Less accumulated depreciation,
     depletion and amortization                  793,433      718,992     715,961
                                              -----------  ----------- -----------
     Net capitalized costs:                   $  544,842   $  695,447  $  692,405
                                              ===========  =========== ===========
                  Costs Incurred in Oil and Gas Producing Activities
                   for the years ended June 30, 1995, 1994 and 1993


                                                    1995         1994        1993
                                              -----------  ----------- -----------
     Property acquisition costs:
       Proved                                 $        -   $   94,450  $        -
       Unproved                                        -            -           -

     Exploration and development                       -            -           -
                                              -----------  ----------- -----------
                                              $        -   $   94,450  $        -
                                              ===========  =========== ===========

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                      SUPPLEMENTAL INFORMATION (Unaudited)
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


                      Proved Oil and Gas Reserve Quantities

The following estimates of proved and proved developed reserve quantities and related standardized measure of discounted net cash flow are estimates only, and do not purport to reflect realizable values or fair market values of the Company's reserves. The Company emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing oil and gas properties. Accordingly, these estimates are expected to change as future information becomes available. All of the Company's reserves are located in the United States.

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recoverable ln future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods.

The standardized measure of discounted future net cash flows is computed by applying year-end prices of oil and gas (with consideration of price changes only to the extent provided by contractual arrangements) to the estimated future production of proved oil and gas reserves, less estimated future expenditures (based on year-end costs) to be incurred in developing and producing the proved reserves, less estimated future income tax expenses (based on year-end statutory tax rates, with consideration of future tax rates already legislated) to be incurred on pretax net cash flows less tax basis of the properties and available credits, and assuming continuation of existing economic conditions. The estimated future net cash flows are then discounted using a rate of 10 percent a year to reflect the estimated timing of the future cash flows.

                                              1995          1994         1993
                                          Gas (MCF)     Gas (MCF)    Gas (MCF)
                                        -----------   -----------  -----------
Proved developed reserves:

   Beginning of year                     1,647,830     1,994,239    2,482,389
   Revisions of previous estimates         113,065      (349,507)    (616,400)
   Extensions and discoveries               98,009       130,302      326,469
   Production                             (104,117)     (127,204)    (198,219)
                                        -----------   -----------  -----------
   End of year                           1,754,787     1,647,830    1,994,239
                                        ===========   ===========  ===========

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                      SUPPLEMENTAL INFORMATION (Unaudited)
                FOR THE YEARS ENDED JUNE 30, 1995, 1994 AND 1993


            Standardized Measure of Discounted Future Net Cash Flows
                         at June 30, 1995, 1994 and 1993

                                              1995          1994         1993
                                        -----------   -----------  -----------
   Future cash inflows                  $3,649,959    $4,003,046   $3,992,354
   Future production and
     development costs                  (1,038,940)     (979,911)    (904,881)
   Future income tax expenses             (403,586)     (551,186)    (606,041)
                                        -----------   -----------  -----------

   Future net cash flows                 2,207,433     2,471,949    2,481,432
   10% annual discount for
     estimated timing of cash flows     (1,065,749)   (1,198,648)  (1,282,409)
                                        -----------   -----------  -----------
   Standardized measure of
     discounted future net cash
     flows relating to proved oil
     and gas reserves                   $1,141,684    $1,273,301   $1,199,023
                                        ===========   ===========  ===========

The following reconciles the change in the standardized measure of discounted future net cash flow for the years ended June 30, 1995, 1994 and 1993:

                                              1995          1994         1993
                                        -----------   -----------  -----------
   Beginning of year                    $1,273,301    $1,199,028   $1,963,327
   Sales of oil and gas produced,
     net of production costs               (74,798)     (113,185)    (148,880)
   Net changes in prices and
     production costs                     (321,940)      255,691      (67,732)
   Extensions, discoveries and
     improved recovery, less
     related costs                          70,410       115,225      245,196
   Revisions of previous quantity
    estimates                               81,227      (310,988)    (462,972)
   Accretion of discount                   127,330       119,903      196,333
   Net change in income taxes               71,261        26,599      238,113
   Changes in production rates
     (timing) and other                    (85,107)      (18,972)    (764,357)
                                        -----------   -----------  -----------
   End of year                          $1,141,684    $1,273,301   $1,199,028
                                        ===========   ===========  ===========

Item 9.   Changes in and Disagreements with Accountants on Accounting
          ___________________________________________________________
          and Financial Disclosure
          ________________________

          The Board of Directors again for the third year chose to employ York Neel & Company, Certified Public Accountants, to prepare the Auditor's Report of Financial Statements and all other accounting information for the Company.
There were no disagreements with the Accountants.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
________  __________________________________________________
          The following list sets forth the names and ages of all Directors and Executive Officers of the Company, indicates the position held by each and their length of service.

     Name                          Position                 Assumed Office
     _________________________     ____________________     ___________________
     Raymond A. Connelly           Director/                April, 1990
     Age 62                        Chairman

     Barry L. Fly                  Director/                September, 1992
     Age 39                        Secretary

     Brad L. Fly                   Director/                January, 1993
     Age 38                        Treasurer

     Mark S. Moore                 Director/Chief           January, 1993
     Age 39                        Executive Officer/
                                   President

          The following is a brief resume of the business experience of the Company Directors and Officers.

Raymond A. Connelly
___________________

          Mr. Connelly is a self-employed businessman. He has been involved in limited partnerships promoting oil and gas development since 1985. He is President and CEO of First Place Corporation and President of Central Paint and Body Shop in Nashville, Tennessee. He has been a Director and Officer of the Company since 1989. Mr. Connelly, for the last five years, has had business experience in the areas of oil and gas serving as an officer and director of Appalachian Oil & Gas, Inc., in the repair of automobiles and sale of automobile parts.

Barry L. Fly
____________

          Dr. Fly has been Secretary and Director of the company since September, 1992. Dr. Fly is self-employed as a partner in the Nolensville Veterinary Clinic in Nolensville, Tennessee, and has been an investor in the company for approximately four years. Dr. Fly is the brother of Brad L. Fly. For the past five years Dr. Fly has had expertise in the area of Veterinary medicine.

Brad L. Fly
___________

          Dr. Fly has been Treasurer/Director of the Corporation since January 1993. Dr. Fly is self-employed as a partner in the Nolensville Veterinary Clinic in Nolensville, Tennessee, and has been an investor in the Company for approximately four years. Dr. Fly is the brother of Barry L. Fly. For the past five years Dr. Fly has had expertise in the area of Veterinary medicine.

Mark S. Moore
_____________

          Mr. Moore is an attorney licensed to practice in the state of Tennessee. Mr. Moore was appointed to the position of Director by the Board of Directors in January 1993, and has been an investor in the Company for approximately two years. Mr. Moore was appointed President of the Company by the Board of Directors on March 9, 1994. For the past five years Mr. Moore has had expertise in the area of law having maintained an active practice of law in the State of Tennessee.

          Except as indicated below and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition, was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court, of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting, the following activities:

          (I) Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker leverage transaction merchant, associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

               (ii) Engaging any type of business practice; or

               (iii) Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws;

          (4) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity;

          (5) Was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law, and the judgment in such civil action or finding by the Securities and Exchange Commission has not been subsequently reversed, suspended, or vacated.

          (6) Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Item 11.  Compensation
________  ____________

Annual Compensation Paid to Officers and Directors for Fiscal Year
__________________________________________________________________


Name &                                  Other                 Securities
Princi-                                 Annual     Restricted Underlying   LTIP
pal        Fiscal    Salary    Bonus    Compen-    Stock      Options/     Payouts
Position   Year      ($)       ($)      sation($)  Awards($)  SARs(#)      ($)
----------------------------------------------------------------------------------
Ray S.
Connelly   1995      -0-       -0-      $2,077     -0-        -0-          -0-

Barry L.
Fly        1995      -0-       -0-      $2,077     -0-        -0-          -0-

Brad L.
Fly        1995      -0-       -0-      $2,077     -0-        -0-          -0-

Mark S.
Moore      1995      $68,783   -0-      $2,077     -0-        -0-          -0-


Item 12.  Security Ownership of Certain Beneficial Owners and Management
________  ______________________________________________________________

          The following sets forth, as of June 30, 1995, certain information regarding ownership of the common stock of the Company by (I) all persons known by the Company to be the beneficial owners of as much as five percent (5%) of the outstanding common stock of the company, (ii) each Officer and Director and (iii) all Officers and Directors as a group.


Title of Class      Name and                      Amount and    Percent of Class
                    Address of
                    Beneficial
                    Owner
-----------------------------------------------------------------------------
Common Stock        Raymond Connelly
                    511 2nd Ave. No.                             (FN-1)
                    Nashville, Tennessee          744,066        17.7

Common Stock        Aymkone PTY,LTD
                    Sydney, Australia             750,000        17.8

Common Stock        Industrial Resources, Inc.
                    Knoxville, Tennessee          240.000        5.7

Common Stock        Barry L. Fly
                    7204 Nolensville Road
                    Nolensville, Tennessee        133,333        2.3

Common Stock        Brad L. Fly
                    7204 Nolensville Road
                    Nolensville, Tennessee        110,000        2.3

Common Stock        Mark S. Moore
                    240 Mayfield Drive #106
                    Smyrna, TN 37167              50,000         1.1

     The Company's directors and executive officers as a group (4) owned a total of 1,037,399 shares of the Company's common stock, or approximately 23.4% of the outstanding voting securities of the Company.
___________

     (FN-1) Includes 7,226,667 (17.1%) owned by First Place Corporation of Nashville, Tennessee. Mr. Connelly is President of First Place Corporation.


     Changes In Control
     __________________

     There are no arrangements contemplated at the present time which may result in the change in control of the small business issuer.

Item 13.  Certain Relationships and Related Transactions
________  ______________________________________________

          Raymond Connelly, Director and Chairman of the Board of the Company, is an Officer and Shareholder of First Place Corporation. First Place Corporation owns 7,226,667 shares of Common Stock.


          There were no material transactions, or series of similar transactions, during the Company's last three calendar years, or any currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000, and in which any promoter or founder or any member of the immediate family of any of the foregoing persons, had an interest.

          There were no reports required by Section 16 (a) that were not filed on a timely basis.

Item 14.  Exhibits and Financial Statement Schedules
________  __________________________________________
          A1. Financial Statement Schedules for the year ended June 30, 1995, June 30, 1994, and June 30, 1993.

          (I)  Schedule IV, Indebtedness to Related Parties

          (ii) Schedule V, Property and Equipment.

          (iii) Schedule VI, Accumulated Depreciation, Depletion and Amortization of Property and Equipment.

            (iv) Schedule X, Supplementary Income Statement Information.

            B 1. Exhibits.

                 99   List of Kentucky Wells and Company Ownership Interest
                      Attached

                                                                    Schedule IV
                                                                    ___________

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                         INDEBTEDNESS TO RELATED PARTIES


                              Balance at                                Balance
                              Beginning                                 at End
                              of Year        Additions    Deductions    of Year
                              __________     __________   __________    __________
Year Ended June 30, 1995:

     Mark Moore               $ 27,500       $  -         $  -          $ 27,500

     Richard Daverman           30,000         43,500        7,500        66,000

     Other stockholders         15,000         30,000        -            45,000
                              __________     __________   __________    __________


                              $ 72,000       $ 73,500     $  7,500      $138,500
                              ==========     ==========   ==========    ==========

Year ended June 30, 1994:

     Mark Moore               $ 30,000       $  -         $  2,500      $ 27,500

     Richard Daverman           31,000          -            1,000        30,000

     Other stockholders         21,000          -            6,000        15,000
                              __________     __________   __________    __________

                              $ 82,000       $ -          $ 9,500       $ 72,500
                              ==========     ==========   ==========    ==========

The amounts above were borrowed from stockholders in order for the Company to pay off the bankruptcy settlement and have adequate operating funds. As of June 30, 1995 and 1994, the above notes are considered current liabilities.

                              Balance at                                Balance
                              Beginning                                 at End
                              Of Year        Additions    Deductions    of Year
                              __________     __________   __________    __________
Year ended June 30, 1995:
     Tim and Nancy Young      $166,242       $  -         $ 36,752      $129,490

Year ended June 30, 1994:
     Tim and Nancy Young      $  -           $173,000     $ 6,758       $166,242


The above long-term debt was incurred to pay off a note with a financial institution. Tim and Nancy Young are stockholders of AOGI. By refinancing AOGI's monthly payment decreased from $25,000 per month to $3,676 per month. This was done by extending the payment period.

                                                                    Schedule V
                                                                   ____________
               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                             PROPERTY AND EQUIPMENT

                              Balance at                                Balance
                              Beginning      Additions                  at End
Classification                of Year        at Cost      Retirement    of Year
___________________________   ___________    ___________  ___________   ___________

Year ended June 30, 1995:
  Oil and gas properties      $  697,692     $   11,500   $   83,147    $  626,095
  Other property and
    equipment                    756,271         11,810       21,028       747,053
                              ___________    ___________  ___________   ___________

                              $1,453,963     $   23,360   $  104,175    $1,373,148
                              ===========    ===========  ===========   ===========

Year ended June 30, 1994:
  Oil and gas properties      $  686,415     $   94,450   $   83,173    $  697,692
  Other property and
    equipment                    760,180          4,415        8,324       756,271
                              ___________    ___________  ___________   ___________

                              $1,323,586     $  362,207   $  239,198    $1,446,595
                              ===========    ===========  ===========   ===========

                                                                    Schedule VI
                                                                    ____________
                  APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                 ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                              OF PROPERTY AND EQUIPMENT

                              Balance at                                Balance
                              Beginning      Additions                  at End
Classification                of Year        at Cost      Retirement    of Year
___________________________   ___________    ___________  ___________   ___________

Year ended June 30, 1995:
  Oil and gas properties      $  405,631     $   13,872   $  -          $  419,503
  Other property and
    equipment                    347,472         67,373        9,483       405,362
                              ___________    ___________  ___________   ___________

                              $  753,103     $   81,245   $    9,483    $  824,865
                              ===========    ===========  ===========   ===========

Year ended June 30, 1994:
  Oil and gas properties      $  469,939     $   18,865   $   83,173    $  405,631
  Other property and
    equipment                    278,200         72,878        3,606       347,472
                              ___________    ___________  ___________   ___________

                              $  748,139     $   91,743   $   86,779    $  753,103
                              ===========    ===========  ===========   ===========

Year ended June 30, 1993:
  Oil and gas properties      $  419,890     $   50,049   $   -         $  469,939
  Other property and
    Equipment                    249,404         72,558       43,762       278,200
                              ___________    ___________  ___________   ___________

                              $  669,294     $  122,607   $   43,762    $  748,139
                              ===========    ===========  ===========   ===========

                                                                     Schedule X
                                                                     __________
                  APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                      SUPPLEMENTARY INCOME STATEMENT INFORMATION

                              Charged to Costs and Expenses
                              For the Years Ended June 30,

                              1995           1994         1993
                              ___________    ___________  ___________

Maintenance and repairs       $   89,920     $   36,743   $   23,103

Severance and property
  taxes                       $   30,638     $   20,401   $   32,941


                                      Exhibit 99
                                       Attached

                                   SIGNATURES




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     09-05-96                 /S/ Raymond A. Connelly
     ____________________     _______________________________
     Date                          Signature
                                   Chairman and Director

     09-05-96                      /S/ William R. Jones
     ____________________     _______________________________
     Date                          Signature
                                   Secretary/Director

     09-05-06                      /S/ William R. Jones
     ____________________     _______________________________
     Date                          Signature
                                   Treasurer/Director

     09-05-96                      /S/ Raymond A. Connelly
     ____________________     _______________________________
     Date                          Signature
                                   President/CEO/Director