Form 10QSB
period 1995-09-30
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                            ------------------
                                     OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE AT OF 1934
          For the transition period from __________ to __________

                       Commission file number 0-11732
                                             --------
                     APPALACHIAN OIL & GAS COMPANY, INC
                    -----------------------------------
           (Exact name of registrant as specified in its charter)
          -------------------------------------------------------

      UTAH                                                  87-0382031
     ------                                                ------------
(State of other jurisdiction of                              (IRS Employer
Incorporation or organization)                          identification No.)

701 Second Avenue North, Nashville, TN                          37201
--------------------------------------                         -------
(Address of principal executive offices)                         (Zip Code)

Registrants telephone number, including area code:         (615) 254-4789
                                                          ----------------

Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No
     ------         ------
    The total number of shares outstanding as of September 30, 1995 were
                                                -------------------
3,135,795.
----------

                       PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by York, Neel & Company, LLP, Certified Public Accountants, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.






                   -THIS SPACE INTENTIONALLY LEFT BLANK-

/Letterhead/                                           Malcolm E. Neel, CPA
YORK NEEL & COMPANY, LLP                           Roderick J. Topkins, CPA
CERTIFIED PUBLIC ACCOUNTANTS                         Leonard F. Adcock, CPA
     BUSINESS CONSULTANTS                              Michael L. Toms, CPA
1113 Bethel Street                                  Jeffrey T. Ebelhar, CPA
Hopkinsville, Kentucky 42240                            Martin McElroy, CPA
(502) 886-0206                                       John M. DeAngelis, CPA
FAX (502) 886-0875                                      Doug E. Keller, CPA
                                                  J. Wesley Alford, Jr, CPA
                                                  Rebecca M. Whitehead, CPA
                                                  Bradley K. Cornelius, CPA
                                                  Malcolm E. Neel, III, CPA
                                 ------------------------------------------
                                                   C. Louis DeAngelis, CPA

                      Independent Accountant's Report

To the Board of Directors
Appalachian Oil & Gas Company, Inc.
Nashville, Tennessee

We have reviewed the accompanying consolidated balance sheet of Appalachian Oil & Gas Company, Inc., (a Utah Corporation) and its subsidiary as of September 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended September 30, 1995 and 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Appalachian Oil & Gas Company, Inc.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet (presented herein) of Appalachian Oil & Gas Company Inc. as of June 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows (not presented herein) and we expressed an unqualified opinion on those statements in our report dated April 24, 1996, but we have not preformed any auditing procedures since that date.

/S/ York, Neel & Company, LLP
Hopkinsville, Kentucky
December 6, 1996

          _______________________________________________________
     Hopkinsville - Madisonville - Morganfield - Hendersen - Owensboro

               APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                      September 30, 1995 and June 30, 1995

                                        ASSETS
                                                        September 30,     June 30,
                                                                 1995         1995
                                                            Unaudited      Audited
                                                          ------------ ------------
Current assets:
  Cash and cash equivalents                               $     2,974  $    12,602
  Accounts receivable - trade                                  78,378       72,648
                                                          ------------ ------------
   Total current assets                                        81,352       85,250
                                                          ------------ ------------
Property and equipment:
  Oil and gas properties                                      626,095      626,095
  Other property and equipment                                750,053      747,053
                                                          ------------ ------------
                                                            1,376,148    1,373,148
  Less accumulated depreciation,
   depletion and amortization                                 842,226      824,865
                                                          ------------ ------------
                                                              533,922      548,283
                                                          ------------ ------------
                                                          $   615,274  $   633,533
                                                          ============ ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt                       $    30,000  $    32,628
  Notes payable - related parties                             128,500      138,500
  Accounts payable:
   Trade                                                       47,679       24,674
   Royalties                                                   31,583       44,193
   Transported gas                                             44,423       51,418
  Accrued expenses                                              6,235        5,352
                                                          ------------ ------------
   Total current liabilities                                  288,420      296,765

Long term debt, net of
  current portion                                              91,991       96,862
                                                          ------------ ------------
                                                              380,411      393,627
                                                          ------------ ------------
Commitments and contingencies

Stockholders' equity:
  Common stock, par value $.01 per
   share, 10,000,000 shares
   authorized, issued and outstanding
   3,135,795 and 3,235,795 shares at
   September 30, 1995 and
   June 30, 1995, respectively                                 31,358       32,358
  Additional paid in capital                                1,814,342    1,813,342
  Retained deficit                                         (1,610,837)  (1,605,794)
                                                          ------------ ------------
      Total stockholders' equity                              234,863      239,906
                                                          ------------ ------------
                                                          $   615,274  $   633,533
                                                          ============ ============
               See accompanying notes and accountant's report

             APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF OPERATIONS
                                (Unaudited)

                                                               Three-month period
                                                               ended September 30,
                                                                 1995         1994
                                                          ------------ ------------
Revenues:
  Oil and gas sales                                       $    99,678  $   139,005
  Drilling programs                                              -           2,418
  Other                                                         1,717        5,005
                                                          ------------ ------------                      101,395        146,428
Costs and expenses:
  Other operating expenses                                     37,655       52,790
  Depreciation, depletion and
   amortization                                                17,362       21,932
  Interest                                                      5,484        5,667
  General and administrative                                   45,937       70,470
                                                          ------------ ------------
                                                              106,438      150,859
                                                          ------------ ------------
      Net loss before minority interest                        (5,043)      (4,431)

Minority interest                                                 -            707
                                                          ------------ ------------
      Net loss                                            $    (5,043) $    (5,138)
                                                          ============ ============
  Earnings (loss) per share                               $     (0.00) $     (0.00)
                                                          ============ ============



              See accompanying notes and accountant's report.

             APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
       For the three month periods ended September 30, 1995, and 1994


                                                                        Additional
                                                 Common       Paid-In  Accumulated
                                   Shares         Stock       Capital      Deficit
                         ----------------------------------------------------------
Balance,
June 30, 1994                   3,235,795     $  32,358   $ 1,813,342  $(1,514,286)

Net loss for the
three months ended
September 30, 1994                  -               -           -           (5,138)
                         ----------------------------------------------------------
Balance,
September 30, 1994              3,235,795        32,358     1,813,342   (1,519,424)

Net loss for the
nine months ended
June 30, 1995                       -               -           -          (86,370)
                         ----------------------------------------------------------
Balance,
June 30, 1995                   3,235,795        32,358     1,813,342   (1,605,794)

Common shares
canceled                         (100,000)       (1,000)        1,000        -

Net loss for the
three months ended
September 30, 1995                  -               -            -          (5,043)
                         ----------------------------------------------------------
Balance,
September 30, 1995              3,135,795      $ 31,358   $ 1,814,342  $(1,610,837)
                         ==========================================================


              See accompanying notes and accountant's report.

             APPALACHIAN OIL & GAS COMPANY, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                              Three-month period
                                                              ended September 30,
                                                                 1995         1994
                                                          ------------ ------------
Cash Flows from Operating Activities:
  Net loss                                                $    (5,043) $    (5,138)
  Adjustments to reconcile net loss to
   net cash provided by (used in)
   operating activities:
     Depreciation, depletion and amortization                  17,362       21,932
     Undistributed income of limited partnership                  -            707
     Changes in operating assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                     (5,730)      22,370
      Increase (decrease) in:
       Accounts payable                                         3,400      (39,323)
       Accrued expenses                                           883       (3,864)
                                                          ------------ ------------
      Net cash provided by (used in)
           by operating activities                             10,872       (3,316)
                                                          ------------ ------------
Cash Flows from Investing Activities:
  Purchase of property and equipment                           (3,000)      (2,200)
  Purchase of oil and gas properties                              -        (11,550)
  Increase in other assets                                        -         (5,000)
                                                          ------------ ------------
      Net cash used in
           operating activities                                (3,000)     (18,750)
                                                          ------------ ------------
Cash flows from Financing Activities:
  Principal payments on notes payment                         (10,000)      (7,500)
  Principal payments on long-term debt                         (7,500)      (6,928)
                                                          ------------ ------------
      Net cash used in
           financing activities                               (17,500)     (14,428)
                                                          ------------ ------------
  Decrease in cash and cash equivalents                        (9,628)     (36,494)

  Cash and cash equivalents, beginning of period               12,602       66,602
                                                          ------------ ------------
  Cash and cash equivalents, end of period                $     2,974  $    30,108
                                                          ============ ============

               See accompanying notes and accountant's report

            APPALACHIAN OIL AND GAS COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

     Significant accounting policies of the Company are as follows:

     a.   Principles of Consolidation

          The consolidated financial statements include the accounts of Appalachian Oil & Gas Company, Inc. (AOGI) and its subsidiary, TKGC #1 Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                                 Continued

            APPALACHIAN OIL AND GAS COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies, Continued

     e.   Oil and Gas Properties, Continued

          The costs associated with dismantlement and site restoration are considered immaterial based on past history of AOGI.

          Unproved oil an gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Other unproved properties are amortized based on the Company's experience of successful drilling and average holding period. Capitalized costs of producing oil and gas properties, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of production method. Support equipment and other property and equipment are depreciated over their estimated useful lives.

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

                                 Continued

            APPALACHIAN OIL AND GAS COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Significant Accounting Policies, Continued,

     f.   Income Taxes, Continued

          For Federal income tax purposes, the Company deducts certain exploration and development costs, which are capitalized and amortized for financial reporting purposes. The Company uses statutory depletion for income tax reporting.

          Investment tax credits are accounted for as a reduction of income tax expense in the year taxes payable are reduced.

     g.   Minority Interest

          Effective April 15, 1994, AOGI acquired 53.35 percentage interest in the TKGC #1 Partnership for $28,000 in cash and a partial assignment of an oil and gas farm out agreement. The acquisition was accounted for as a purchase.

          AOGI's 53.35 percentage interest requires that TKGC #1's operations be included in the consolidated financial statements. The remaining interest (46.65%) is shown as "minority interest". TKGC #1 did not have any operations as of June 30, 1994. April 1, 1995, the TKGC #1 Partnership was dissolved with each partner receiving their percentage ownership in two oil and gas wells.

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

                                 Continued

            APPALACHIAN OIL AND GAS COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Property and Equipment

     A summary of property and equipment is as follows:

                                                        Sept. 30,  June 30,
                                                            1995      1995
                                                        --------  --------
                    Proved oil and gas properties       $626,095  $626,095
                    Less accumulated depreciation,
                      depletion and amortization         422,971   419,503
                                                         203,124   206,592
                    Land                                  14,810    14,810
                    Gas gathering system                 490,834   490,834
                    Machinery and equipment              209,536   206,536
                    Office furniture and equipment        34,873    34,873

                    Other property and equipment         750,053   747,053

                    Less accumulated depreciation        419,255   405,362
                                                         330,798   341,691
                                                       --------- ---------
                    Net property and equipment          $533,922  $548,283

     AOGI incurred depreciation expense of $13,893 and $17,216 for the three month periods ended September 30, 1995 and 1994, respectively.

3.   Notes Payable - Related Parties

     At September 30, 1995, and June 30, 1995, the Company had notes payable to several Company stockholders for $128,500 and $138,500, respectively. These notes are unsecured and payable on demand with interest due monthly at a rate of 9.0%.

4.   Long-Term Debt

     At September 30, 1995 and June 30, 1995, long-term debt consisted of the following items:

                                                        Sept. 30,  June 30,
                                                       ---------- ---------
                                                            1995      1995
               Note payable to an individual;
               monthly principal payments of $2,500
               plus interest; interest rate of 10.0%;
               due March 1999; collateral - all
               assets of the Company                    $121,991  $129,490

               Less current portion of long-term debt     30,000    32,628
                                                        $ 91,991  $ 96,862

                                 Continued

            APPALACHIAN OIL AND GAS COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 Continued

4.   Long-Term Debt, Continued

     The Company's long-term debt payments are estimated to be repayable annually as set forth in the following schedule:


                           Years Ending
                          September 30,             Amount
                          -------------            --------
                                   1996            $ 30,000
                                   1997              30,000
                                   1998              30,000
                                   1999              31,991
                                                   ---------
                                                   $121,991

5.   Common Stock

     Effective July 1, 1995, the Company canceled 100,000 shares of common stock that had been outstanding. The shares were voluntarily returned to the Company with no cost to the Company.

6.   Income Taxes

     The Company has unused net operating losses of $1,399,000 and unused investment tax credits of approximately $30,000 as of September 30, 1995. All carryforward amounts expire on or before June 30, 2007. For financial reporting purposes, a valuation allowance of $485,860, has been recognized to offset the deferred tax assets related to these items.

     The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets and liabilities as of September 30, 1995 and June 30, 1995 are as follows:

                                                        Sept. 30   June 30
                                                            1995      1995
                                                        --------- ---------
                    Deferred tax assets:
                      Net operating loss                $475,660  $473,960
                      Investment tax credit               10,200    10,200
                    Total deferred tax assets            485,860   484,160
                    Valuation allowance for
                       deferred tax assets              (485,860) (484,160)

                    Deferred tax liabilities                -         -

                    Net deferred tax asset              $   -     $   -

                                 Continued

            APPALACHIAN OIL AND GAS COMPANY, INC. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   Commitments and Contingencies

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

     AOGI is exposed to risks of future material loss related to torts; theft of, damage to, expropriation of, or destruction of assets; business interruption, errors or omission; or acts of God and those risks have not been transferred to unrelated third parties through insurance.

8.   Statement of Cash Flows Disclosure

     AOGI paid $5,484 and $5,667 in interest during the three months ended September 30, 1995 and 1994 respectively.

     As shown in footnote 5, AOGI canceled 100,000 shares of common stock. This was a non-cash transaction that decreased common stock by $1,000 and increased additional paid in capital by the same amount.

9.   Earnings (Loss) Per Share

     Earnings (loss) per share are based on the weighted average number of shares outstanding of 3,135,795 and 3,235,795 for the three month periods ended September 30, 1995, and 1994, respectively.

10.  Subsequent Events

     Effective March 27, 1996, AOGI sold 60% of their operating assets and 60% of their well interests for $427,550. The company that purchased the assets began operating and managing the majority of AOGI's wells as of February 1, 1996. AOGI incurred a capital gain from the sale of approximately $197,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     An analysis of the revenues for the current quarter as compared to the same reporting period in 1994 showed a $40,000 decrease to the company. Revenues showed a decrease in that the oil and gas revenues dropped considerably during the month of August as there was no contract in existence and the Company had to go to the Spot Market for its sales. The price on the Spot Market was much less than before under our previous contract. In September, 1995, the company obtained a short-term contract. This contract provided a higher price than the open Spot Market, but still was not at the level of our previous contract.

     Another factor in the decrease in revenues was due to the fact the Company had no drilling program in place during the current quarter.

     Due to the fact that the Company knew revenues would be lower for this quarter, the Company made every effort to keep expenses down.

     Operating expenses decreased approximately $15,000.00. Repairs and maintenance costs decreased over $25,000 as compared to the prior year quarter due to the fact the Company stopped using its old compressor and leased a new compressor. Lease expense increased approximately $16,000 due to the leasing of the new compressor. Contract services also decreased over $10,000 due to the release of some contract field personnel.

     General and Administrative expenses were down approximately $25,000 because of a decrease in administrative salaries and no Director's fees were paid for this quarter. Administrative salaries were down due to the resignation of a key management person.

     The Company continues to be satisfied with the reduction of long-term debt as the company continues to make timely monthly payments on the long-term debt of the Company and the Board of Directors has voiced its desire to make additional principal payments on the long-term debts as funds become available.



                         PART II. OTHER INFORMATION

Item 1.  Legal Processing

     State of Tennessee On the Relation of James E. Ables, et. al. Vs. Appalachian Oil & Gas

     On March 11, 994, Clyde M. Fuller renewed his petition for release of his personal bond of $10,000.00. Plaintiffs (then 13-D Group, now present Company Management) has simultaneously moved the Court to fix damages caused by defendant in attempting to reverse Order of the Court for the sum of $24,276.47, or alternatively to the extent of Mr. Fuller's bond.

     This case is still pending in Chancery Court, Hamilton County, Tennessee.

Item 2.  Changes in Securities.

     Effective July 1, 1995, the Company canceled 100,000 shares of common stock that had been outstanding. The shares were voluntarily returned to the Company with no cost to the Company.

Item 3.  Defaults Upon Senior Securities.

     None; not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

     There were no submission of matters to a vote of Security Holders as of the period ending September 30, 1995.

Item 5.  Other Information

     None; not applicable

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          None.

     (b)  Reports on Form 8-K.

          None.

                                 SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 30, 1996           Appalachian Oil & Gas Company, Inc.


                                   /S/ Raymond A. Connelly
                                   Raymond A. Connelly, President/CEO


                                   /S/ Bill Jones
                                   Bill Jones, Secretary/Treasurer