Form 10QSB
period 1995-12-31
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended   December 31, 1995
                                             ------------------

                                     OR

      (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                       Commission file number 0-11732
                                             --------
                     APPALACHIAN OIL & GAS COMPANY, INC
           (Exact name of registrant as specified in its charter)
           ------------------------------------------------------

     UTAH                                                 87-0382031
(State or other jurisdiction of                      (IRS Employer
Incorporation or organization)                     identification No.)

701 Second Avenue North, Nashville, TN.                       37201
---------------------------------------                      -------
(Address of principal executive offices)                    (Zip Code)

Registrants telephone number, including area code:      (615) 254-4789
                                                        ---------------
511 Second Avenue North, Nashville, TN.                       37201
---------------------------------------                      -------
Former name, former address and former fiscal year, if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
     ------              -------

     The total number of shares outstanding as of  December 31, 1995  was
                                                  -------------------
3,135,795.
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                     Six Months Ended December 31, 1995


                                   INDEX
                                   ------

                                    Page
                                    ----
PART I         Financial Information

               ITEM 1 Financial Statements

                  Balance Sheets . . . . . . . . . . . . . . . . . .2

                  Statements of Operations . . . . . . . . . . . . .4

                  Statements of Cash Flows . . . . . . . . . . . . .5

                  Note to Financial Statements . . . . . . . . . . .6

                  Management's Discussion and Analysis of
                  the Statement of Income. . . . . . . . . . . . . .7

PART II        Other Information

               ITEM 1 Legal Proceedings. . . . . . . . . . . . . . .8

               ITEM 2 Changes in Securities. . . . . . . . . . . . .8

               ITEM 3 Defaults upon Senior Securities. . . . . . . .8

               ITEM 4 Submission of Matters to a
                      Vote of Security Holders . . . . . . . . . . .8

               ITEM 5 Other Information. . . . . . . . . . . . . . .8

               ITEM 6 Exhibits and Reports on Form 8-K . . . . . . .8

                      SIGNATURES . . . . . . . . . . . . . . . . . .9

               Appalachian Oil & Gas Company, Inc., and Subsidiary
                           Consolidated Balance Sheets
                       December 31, 1995 and June 30, 1995


                                                      (Unaudited)
                                                        December         June
                                                        31, 1995     30, 1995
                                                     ------------ ------------
                                        Assets
Current Assets:
     Cash & Cash Equivalents                         $       -0-  $    12,602
     Accounts Receivable Trade                           125,419       72,648
                                                     ------------ ------------
          Total Current Assets                           125,419       85,250
                                                     ------------ ------------
Property & Equipment:
     Oil & Gas Properties                                626,095      626,095
     Other Property & Equipment                          776,444      747,053
                                                     ------------ ------------
          Total Property & Equipment                   1,402,539    1,373,148
     Less Accumulated Depreciation,
       Depletion & Amortization                         (859,589)    (824,865)
                                                     ------------ ------------
                                                         542,950      548,283
                                                     ------------ ------------
          Total Assets                               $   668,369  $   633,533
                                                     ============ ============

                          Liabilities & Stockholders' Equity
Current Liabilities:
     Cash in Bank Overdraft                          $    45,535  $       -0-
     Current Portion of Long-Term Debt                    30,000       32,628
     Notes Payable - Related Parties                     176,200      138,500
     Accounts Payable:
       Trade                                              29,756       24,674
       Royalties                                           7,625       44,193
       Transported Gas                                    10,608       51,418
     Accrued Expenses                                      4,233        5,352
                                                     ------------ ------------
          Total Current Liabilities                      303,957      296,765
     Long Term Debt Less Current Portion                  84,491       96,862
                                                     ------------ ------------
          Total Liabilities                              388,448      393,627
                                                     ------------ ------------
Commitments & Contingencies:
Stockholders' Equity:
     Common Stock, Par Value $.01 per Share
       100,000,000 Shares Authorized, 3,135,795
       Shares Issued & Outstanding                        31,358       31,358
     Additional Paid in Capital                        1,814,342    1,814,342
     Retained Deficit                                 (1,565,779)  (1,605,794)
                                                     ------------ ------------
          Total Stockholders' Equity                     279,921      239,906
                                                     ------------ ------------
                                                     $   668,369  $   633,533
                                                     ============ ============

                                See Accompanying Notes

                Appalachian Oil & Gas Company, Inc., and Subsidiary
                        Consolidated Statement of Operations
                                    (Unaudited)

                                    Three-month Periods         Six-month Periods
                                     Ended December 31,         Ended December 31,
                                     1995          1994          1995         1994
                              ------------  ------------  ------------ ------------
Revenues:
  Oil & Gas Sales             $   115,707   $   111,058   $   215,385  $   250,063
  Drilling Programs                   -0-           -0-           -0-        2,418
  Other                                35           863         1,752        5,868
                              ------------  ------------  ------------ ------------
       Total Revenues             115,742       111,921       217,137      258,349
                              ------------  ------------  ------------ ------------
Costs & Expenses:
  Cost of Drilling Programs           -0-           -0-           -0-          -0-
  Other Operating Expenses         23,661        41,360        61,316       94,150
  Depreciation, Depletion &
     Amortization                  17,362        21,187        34,724       43,119
  Interest                          4,018         5,347         9,502       11,014
  General & Administrative         25,644        89,638        71,581      160,108
  Loss on Sale of Assets              -0-        11,545           -0-       11,545
                              ------------  ------------  ------------ ------------
       Total Costs & Expenses      70,685       169,077       177,123      319,936
                              ------------  ------------  ------------ ------------
  Net Income (Loss) Before
    Minority Interest              45,057       (57,156)       40,014      (61,587)
  Minority Interest                   -0-            (9)          -0-          (10)
                              ------------  ------------  ------------ ------------
       Net Income (Loss)      $    45,057   $   (57,165)  $    40,014  $   (61,597)
                              ============  ============  ============ ============
       Earnings (Loss)
       per Share              $       .01   $   (0.0177)  $      0.01  $     (0.02)
                              ------------  ------------  ------------ ------------

                           See Accompanying Notes

            Appalachian Oil & Gas Company, Inc., and Subsidiary
                    Consolidated Statement of Cash Flows
                                (Unaudited)

                                                               Six-Month Periods
                                                                Ended December 31,
                                                                 1995         1994
                                                          ------------ ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                       $    40,014  $   (61,597)
  Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
       Depreciation, Depletion & Amortization                  34,724       43,119
       Rounding                                                     1          -0-
       Undistributed Income of Limited Partnership                -0-           10
       (Gain) Loss on Sale of Asset                               -0-       11,545
  Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable               (52,771)      55,689
     (Increase Decrease in Accounts Payable                   (72,296)     (16,282)
     Accrued Expenses                                          (1,119)         513
     Drilling Advances                                            -0-          -0-
                                                          ------------ ------------
       Net Cash Provided by Operating Activities              (51,447)      32,997
                                                          ------------ ------------
Cash Flows from Investing Activities
------------------------------------
  Purchases of Property & Equipment                           (29,391)     (11,810)
  Purchases of Oil & Gas Properties                               -0-      (11,550)
  Investment in Joint Venture                                     -0-      (48,000)
                                                          ------------ ------------
       Net Cash Used in Operating Activities                  (29,391)     (71,360)
                                                          ------------ ------------
Cash Flows from Financing Activities
------------------------------------
  Increase in Note Payable Stockholder                         37,700          -0-
  Proceeds from Notes Payable                                  (2,628)         -0-
  Proceeds from Long-Term Debt                                (12,371)         -0-
  Principal Payments on Notes Payable                             -0-       (7,500)
  Principal Payments on Long-term Debt                            -0-      (14,032)          Dividends Paid  -0-  -0-
  Increase in Cash in Bank-Overdraft                           45,535          -0-                     ------------------------
       Net Cash Used in Financing Activities                   68,236      (21,532)
                                                          ------------ ------------
       Increase (Decrease) in Cash &
       Cash Equivalents                                       (12,602)     (59,895)

       Cash & Cash Equivalents,
       Beginning of Period                                     12,602       66,602
                                                          ------------ ------------
       Cash & Cash Equivalents,
       End of Period                                      $       -0-  $     6,707
                                                          ============ ============

                           See Accompanying Notes

                    Appalachian Oil & Gas Company, Inc.
                        Note to Financial Statements


NOTE #1 - Statement Preparation
-------------------------------
     The Company has prepared the accompanying financial statements with interim financial reporting requirements promulgated by the Securities & Exchange Commission. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations.

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1996 10-K report.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
-------------------------------
     On February 1, 1996, the Company sold 60.00% of all its rights, title and interest to its oil leases and related equipment to K. Petroleum, Inc., an Ohio Corporation. It is the Company's intention to sell the remaining 40.00% of these assets as well.

     The Company no longer operates or directs the operations of the oil and gas wells and is dependent upon K-Petroleum, Inc., for its 40% of revenues (royalties) from the well production.

     The Company hopes to sell the remaining 40% and seeks to find a new business activity. The Company believes it has sufficient cash for the next years operations.

Results of Operations
---------------------
     The Company now has limited cash flows from its 40% interest in the oil and gas wells. It seeks to obtain from K-Petroleum, Inc., production report to explain the dramatic decrease in gross revenues. To date K-Petroleum, Inc., has resisted releasing these reports. The Company continues to use, as frugally as possible, its cash reserves to meet the current expenses.

                        PART II - OTHER INFORMATION
                        ----------------------------

Item 1  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .None

Item 2  Changes in the Rights of the Company's Security Holders. . .None

Item 3  Defaults by the Company on its Senior Securities . . . . . .None

Item 4  Results of Votes of Security Holders . . . . . . . . . . . .None

Item 5  Other Information. . . . . . . . . . . . . . . . . . . . . .None

Item 6  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .None

                                 SIGNATURES




     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      /S/ April 21, 1999                        /S/ Raymond A. Connelly
Date:----------------------                  By:------------------------
      April 21, 1999                            Raymond A. Connelly