Form 10QSB
period 1996-03-31
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1996
                                                --------------
                                     OR

      (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                       Commission file number 0-11732
                                             --------

                     APPALACHIAN OIL & GAS COMPANY, INC
           (Exact name of registrant as specified in its charter)
           ------------------------------------------------------

      UTAH                                              87-0382031
     ------                                            --------------
(State or other jurisdiction of                        (IRS Employer
Incorporation or organization)                          identification No.)

701 Second Avenue North, Nashville, TN.                  37201
---------------------------------------                 -------
(Address of principal executive offices)               (Zip Code)

Registrants telephone number, including area code  (615) 254-4789
                                                   ---------------

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

Yes     X           No
     ------              ------


The total number of shares outstanding as of March 31, 1996 was
3,135,795.                                   ---------------
----------
                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                     Three Months Ended March 31, 1996


                                   INDEX
                                  -------

                                                                      Page
                                                                     ------

PART I      Financial Information

     ITEM 1 Financial Statements

        Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . 2

        Statements of Operations . . . . . . . . . . . . . . . . . . . 4

        Statements of Cash Flows . . . . . . . . . . . . . . . . . . . 5

        Note to Financial Statements . . . . . . . . . . . . . . . . . 6

        Management's Discussion and Analysis of
        the Statement of Income. . . . . . . . . . . . . . . . . . . . 7

PART II Other Information

     ITEM 1 Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 8

     ITEM 2 Changes in Securities. . . . . . . . . . . . . . . . . . . 8

     ITEM 3 Defaults upon Senior Securities. . . . . . . . . . . . . . 8

     ITEM 4 Submission of Matters to a Vote of Security Holders. . . . 8

     ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . 8

     ITEM 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 8


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
                       March 31, 1996 & June 30, 1995


                                                              March          June
                                                           31, 1996      30, 1995
                                                        ------------  ------------
Current Assets
--------------
  Cash & Cash Equivalents                               $    43,668   $    12,602
  Accounts Receivable - Trade                               282,552        72,648
                                                        ------------  ------------
       Total Current Assets                                 326,220        85,250

Property & Equipment
--------------------
  Oil & Gas Properties                                      140,184       626,095
  Other Property & Equipment                                453,248       747,053
                                                        ------------  ------------
       Total Property & Equipment                           593,432     1,373,148

       Less Accumulated Depreciation, Depletion
       & Amortized                                      (   370,219)  (   824,865)
                                                        ------------  ------------
       Net Property & Equipment                             223,213       548,283
                                                        ------------  ------------
       Total Assets                                     $   549,433   $   633,533
                                                        ============  ============


                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                         March 31, 1996 & June 30, 1995


                                                              March          June
                                                           31, 1996      30, 1995
                                                        ------------  ------------
Current Liabilities
-------------------
  Current Portion of Long-Term Debt                     $       -0-   $    32,628
  Notes Payable - Related Party                             235,491       138,500
  Accounts Payable
     Trade                                                   19,862        24,674
     Royalties                                                  -0-        44,193
     Transported Gas                                            -0-        51,418
  Accrued Expenses                                            4,235         5,352
                                                        ------------  ------------

       Total Current Liabilities                            259,588       296,765

       Long Term Debt Less Current Portion                      -0-        96,862

       Total Liabilities                                    259,588       393,627

Stockholders' Equity
--------------------
  Common Stock, Par Value $0.01 Per Share,
     10,000,000 Shares Authorized 3,135,795
     Shares Issued & Outstanding                             31,358        31,358
  Additional Paid In Capital                              1,814,342     1,814,342
  Retained Deficit                                      ( 1,555,855)  ( 1,605,794)
                                                        ------------  ------------
       Total Stockholders' Equity                           289,845       239,906
                                                        ------------  ------------
       Total Liabilities & Stockholders' Equity         $   549,433   $   633,533
                                                        ============  ============

                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Operations
            For the Three Month Periods Ended March 31, 1996 & 1995
             and the Nine Month Periods Ended March 31, 1996 & 1995

                                   For the Three Month         For the Nine Month
                                Periods Ended March 31,     Periods Ended March 31,
                                     1996          1995          1996         1995
                              ------------  ------------  ------------ ------------
Revenues
--------
  Oil & Gas Sales             $    45,931  $    131,579  $    261,316  $   381,642
  Drilling Programs                   -0-           -0-           -0-        2,418
  Other                                12  (        892)        1,764        4,976
  Gain on Sale of Assets          170,051           -0-       170,051          -0-
                              ------------  ------------  ------------ ------------
     Total Revenues               215,994       130,687       433,131      389,036

Costs & Expenses
----------------
  Cost of Drilling Programs           -0-           -0-           -0-          -0-
  Other Operating Expenses        168,651        79,167       229,967      173,317
  Depreciation, Depletion &
   Amortization                    10,417        21,559        45,141       64,678
  Interest                          4,821         6,571        14,323       17,585
  General & Administrative         22,180        61,306        93,761      221,414
  Loss on Sale Of Assets              -0-           -0-           -0-       11,545
                              ------------  ------------  ------------ ------------
     Total Costs & Expenses       206,069       168,603       383,192      488,539
                              ------------  ------------  ------------ ------------
     Net Income (Loss) Before
     Minority Interest              9,925  (     37,916)       49,939  (    99,503)

     Minority Interest                -0-  (      3,644)          -0-  (     3,654)
                              ------------  ------------  ------------ ------------
     Net Income (Loss)        $     9,925  ($    41,560) $     49,939  ($  103,157)
                              ============  ============  ============ ============

     Minority Interest                -0-  (      3,644)          -0-  (     3,654)
                              ------------  ------------  ------------ ------------
     Earnings Per Share       $       .00  $       0.01  $       0.01  $      0.03


                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Cash Flows
             For the Nine Month Periods Ended March 31, 1996 & 1995


                                                             For the Nine Month
                                                          Periods Ended March 31,
                                                               1996          1995
                                                        ------------  ------------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                      $    49,939   ($  103,157)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Provided by Operating Activities
   Depreciation, Depletion, &
   Amortization                                              45,141        64,678
   Minority Interest                                            -0-         3,654
   (Gain) Loss on Sale of Assets                        (   170,051)       11,545
 Changes in Operating Assets & Liabilities
  (Increase) Decrease in Accounts Receivable            (   209,904)       12,099
  Increase (Decrease)in Accounts Payable                (   100,423)       34,668
  Increase (Decrease) in Accrued Expenses               (     1,117)        2,236
  Increase (Decrease) in Drilling Advances                      -0-           -0-
                                                        ------------  ------------
     Net Cash Provided by Operating
     Activities                                         (   386,415)       25,723

Cash Flows from Investing Activities
------------------------------------
 Purchases of Property & Equipment                              -0-   (    11,810)
 Purchases of Oil & Gas Properties                              -0-   (    11,550)
 Investment in Joint Venture                                    -0-   (   109,000)
 Proceeds from Sale of Assets                               450,000           -0-
                                                        ------------  ------------
     Net Cash Used in Investing Activities                  450,000   (   132,360)

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Notes Payable                                 96,991        73,500
 Principal Payments on Notes Payable                    (   129,490)  (     7,500)
 Principal Payments on Long-Term Debt                           -0-   (    21,314)
 Dividends Paid                                                 -0-   (     1,173)
                                                        ------------  ------------
     Net Cash Used in Financing Activities              (    32,499)       43,513

     Increase (Decrease) in Cash & Cash Equivalents          31,086   (    63,124)

     Cash & Cash Equivalents, Beginning of Period            12,602        66,602
                                                        ------------  ------------
     Cash & Cash Equivalents, End of Period             $    43,688   $     3,478
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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 1995 10-K report.

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

                          PART II - OTHER INFORMATION
                          ---------------------------


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


      /S/ April 21, 1999                       /S/ Raymond A. Connelly
Date: ------------------                   By: --------------------------
                                                Raymond A. Connelly