Form 10KSB
period 1996-06-30
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

U. S. Securities and Exchange Commission
                          Washington D. C.  20549

                                FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1996

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from -------------- to -------------

                        Commission File No. 0-11732
                                            -------
                    Appalachian Oil & Gas Company, Inc.
                   -------------------------------------
               (Name of Small Business Issuer in its Charter)

     UTAH                                                   87-0382031
     ----                                                   ----------
(State of Other Jurisdiction                        (IRS Employer I.D. No.)
 of incorporation or organization)

                701 Second Avenue North Nashville, TN 37201
                --------------------------------------------
             (Address of Small Business Issuer in its Charter)

                 Issuer's Telephone Number: (615) 254-4789
                                                 --------------
       (Former Name or Former Address, if changed since last Report)

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

     (l)  Yes    X    No           (2)  Yes   X    No
               -----     -----               -----     -----
Check if there is no disclosure of delinquent files in response to Item 40S of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ( )

     State Issuer's revenues for its most recent fiscal year:

     The Exhibit Index commences on page 11.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

September 8 1998, $ .03 There are approximately 8,135,795 shares of common voting stock of the Registrant held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes    X       No
     -----          -----

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date: 8,135,795 Shares as of September 8, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    ------------------------------------

A description of "Documents Incorporated by Reference" is contained in Item 14 of this Report.

          Transitional Small Business Issuer Format   Yes          No     X
                                                            -----     -----

                    APPALACHIAN OIL & GAS COMPANY, INC.

                                   INDEX

Part I                                                            Page No.
                                                                 ---------
  Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . 1

  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . 4

  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 5

  Item 4.   Submission of Matters to a
            Vote of Securities Holders . . . . . . . . . . . . . . . . 6

Part II

  Item 5.   Market for Registrant's Common
            Equity and Related Matters . . . . . . . . . . . . . . . . 6

  Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . 7

  Item 7.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations . . . . . . . . . . . 7

  Item 8.   Financial Statements and Supplementary Data. . . . . . . . 7

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . 7
Part III

  Item 10.  Directors and Executive Officers of the Registrant . . . . 8

  Item 11.  Compensation . . . . . . . . . . . . . . . . . . . . . . . 8

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . 8

  Item 13.  Certain Relationships and Related Transactions . . . . . . 9

  Item 14.  Exhibits, Financial Statements, Schedules and
            Reports on Form 10-K . . . . . . . . . . . . . . . . . . .10

            Signatures . . . . . . . . . . . . . . . . . . . . . . . .11

                                   PART I
Item 1. Business
----------------

General

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

In 1992, the shareholders elected Raymond Connelly as Chairman of the Board of the Corporation, John R. (Jack) Tait as President/CEO and Director and his son, Tyler Tait Secretary and Director.

In September 1992, at the annual meeting of the shareholders of the Company, Barry L. Fly was elected as a Director of the corporation. In January 1993, John R. Tait submitted his resignation as President and Director of the Company, Tyler Tait submitted his resignation as Director/Secretary-Treasurer of the Company, and Brent Anderson submitted his resignation as vice-president of the Company.

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

On February 1, 1996, the Company sold 60.0% of all of its rights, title and interest in machinery and equipment, land, oil and gas well leaseholds to
K. Petroleum, Inc., an Ohio Corporation. Further, on February 1, 1996, the Company signed an operating agreement with K. Petroleum, Inc., (KPI), an Ohio Corporation, whereby KPI, would be sole operator of the properties. KPI shall conduct and direct and have full control of all operations and the properties. Under terms of the operating agreement KPI shall operate the properties as an independent contractor on behalf of the parties to the Agreement.

Since the sale of 60% of the assets to KPI, the Company has conducted no business other than to pay its creditors with the proceeds of the sale, and collect the royalties from KPI.

In December 1995, Mark S. Moore resigned as President and CEO of the Company. In January 1996, the Board of Directors appointed Mr. Raymond Connelly as President and CEO of the Company.

In January 1996, Mr. Brad L. Fly resigned as Treasurer and Member of the Board of Directors of Appalachian Oil and Gas Company.

In March 1996, Mr. Brad Fly, was re-appointed to its Board of Directors of the Company.

In March 1996, the Board of Directors authorized the sale of an undivided 60% of its assets in Clay County, Kentucky for $450,000 to K Petroleum, Inc.

In May 1996, Mr. Barry L. Fly, resigned as Secretary and Director and Mr. Brad L. Fly resigned as a director. The Board appointed Mr. Bill Jones, Mr. Turner Snodgrass and Mr. Larry Cortin as Board Members.

In 1996, the Company moved its offices from Smyrna, Tennessee to Nashville, Tennessee.

In 1997, Mr. David Cooley was appointed to the Board of Directors.

For the past two years, the Company sales have been solely from royalties from the production of Natural Gas. Oil production has been negligible.

Business

Drilling Program
----------------

During the period after the sale of the 60% interest in its oil and gas wells, royalties from gas sales have declined and ceased in the fourth fiscal quarter of the year ended June 30, 1998. The Company has requested production records from K Petroleum, but has not been able to obtain them as of the date of this report.

Competition and Markets
-----------------------

The competitive business conditions which affect the Company's Operating Contractors competitive position in the industry include the price of gas as determined by supply and demand, the availability of gas from the Company and other competitors, weather conditions, and the extremely high cost of the compression and transportation of the gas that is required of the Operating Contractors because of the existing pressure conditions of the Company's sole purchaser, Somerset Gas Services.

There are a large number of companies, partnerships and individuals engaged in exploration, development and production of oil and gas properties in the area including, but not limited to, Delta Gas, Wiser Oil Company, Petro Flow, Incorporated, PXT, Incorporated, Southern Gas Company, Incorporated and Midamco, Incorporated.

Government Regulation
---------------------

Activities of the Company are regulated by several state and federal agencies and by several state and federal acts. The Company is regulated by the Environmental Protection Agency, the United States Forestry Service, the United States Department of Agriculture, United States Bureau of Land Management, Kentucky Public Service Commission, Kentucky Environmental Protection Agency- Division of Water, and the Kentucky Bureau of Mines and Minerals. Specific acts and statutes which govern the Company include the Federal Environmental Protection Act, the Kentucky Environmental Protection Act and Clean Water and Air Act, the Kentucky Public Service Commission Law Annotated, Kentucky revised statutes Chapter 74, and the Commonwealth of Kentucky, Department of Mines and Minerals permitting drilling operations and the approval of drilled wells for production.

Government approval of the Company's Operating Agents operation is mandated pursuant to the Kentucky Public Service Commission Law Annotated, Kentucky revised statutes Chapter 74.

While existing and probable governmental regulations on the business are time consuming, the Company believes its Operating Agents to be in compliance with all regulations and that said compliance has not resulted in any significant expense or competitive disadvantage to the Company.

Employees
---------

As of June 30, 1996, the Company employed one person,  Patsy Fly as Office
Manager.


Item 2. Properties
------------------

The following table sets forth the approximate gross and net acres of undeveloped and developed oil and gas properties of the Company at June 30, 1996. The Company has an undivided 40% interest in these wells.

                                        UNDEVELOPED
State          Gross Acres              Net Acres
--------       -----------              ---------
Kentucky        1,100.00                   908.00
      TOTAL     1,100.00                   908.00

                                     7

                                        DEVELOPED
State          Gross Acres              Net Acres
--------       -----------              ---------
Kentucky         2,910                    2,206
    TOTAL        2,910                    2,206

The Company's oil and gas interests are located in Clay County in Kentucky.

Oil and Gas Wells
-----------------

The table below shows the number of the Company's gross and net oil and gas wells as of June 30, 1995. Gross wells are the total number of wells in which the Company owns a working interest, and net wells refer to the average of the fractional net revenue interests owned by the Company in gross wells. Dry holes are not included.

          Total     Total              Oil              Gas
State     Gross     Net         Gross   Net       Gross   Net
--------  -----     ------      -----   ----      ------  ------
Kentucky  30        57.245      0       .0000     30      57.245

The Company has made no attempt to establish a drilling program.

Present Activities
------------------

There are no wells in the process of drilling at the present time.

Delivery Commitments
--------------------

The Company has no obligations to provide a fixed or returnable quantity of oil or gas under existing contracts or agreements.

Item 3. Legal Proceedings
-------------------------
Federal Bankruptcy Court Filing
-------------------------------

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

Goldeneye, Inc. and Clyde Fuller vs. Appalachian Oil & Gas Company, Inc.
------------------------------------------------------------------------

The case was filed on August 17, 1993 seeking payment of royalties due to the Leaseholder. The Operator paid under the terms of the contract and case was dismissed on March 14, 1994 in Clay County Circuit Court, Kentucky.

State of Tennessee On the Relation of James E. Ables, et. al. vs.
-----------------------------------------------------------------
Appalachian Oil & Gas Company, Inc. and Clyde M. Fuller.
--------------------------------------------------------

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

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

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

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Matters Market
--------------------------------------------------------------------------
Price of Common Stock
---------------------

The following over-the-counter market quotations reflect inter-dealer prices, without retain markup, markdown or commission, and may not necessarily represent actual transactions. The range of reported high and low bid quotations was derived from a variety of sources, including quotations published by the National Quotation Bureau, Inc. and other over-the-counter broker/dealers.

For the Quarter Ended              High      Low
----------------------             ----      ---
September 30, 1995                 .18       .03
December 31, 1995                  .18       .03
March 31, 1996                     .12       .03
June 30, 1996                      .12       .03

At June 30, 1996, the Company had approximately 750 shareholders of record.

Dividends
---------
There have been no dividends declared since the date of the Company's organization and no dividends are contemplated to be paid in the foreseeable future. It will continue to be the Company's policy to expend any earnings in developing its gas and oil business.

Item 6. Selected Financial Data
-------------------------------

-------------------------------------------------------------------------------------
                        06/30/96     06/30/95    06/30/94     06/30/93     06/30/92
-------------------------------------------------------------------------------------
Revenues                $357,273     $539,395    $721,179   $1,069,097     $531,966
-------------------------------------------------------------------------------------
Income (Loss) from
Continuing Operation
Per Common Share       ($73,494)   ($197,130)    $121,727    ($30,771)   ($280,287)
-------------------------------------------------------------------------------------
Income (Loss) from
Continuing Operations     (0.02)      (0.05)         0.04       (.001)       (0.17)
-------------------------------------------------------------------------------------
Total Assets            $287,591     $633,533    $851,628     $790,615   $1,107,718
-------------------------------------------------------------------------------------
Long-Term Obligations       $-0-     $129,490    $166.242     $434,596     $593,491
-------------------------------------------------------------------------------------
Cash Dividends Declare       N/A          N/A         N/A          N/A          N/A
-------------------------------------------------------------------------------------

The gain on sale of assets resulted from the sale of 60.0% of the assets to K. Petroleum, Inc., (KPI). The significant decrease in total assets also resulted form that sale.

Item 7. Management's Discussion and Analysis of Financial Conditions and
------------------------------------------------------------------------
Results of Operations
---------------------

The following discussion should be read in conjunction with the Financial Statements and their related notes, which are included elsewhere in this report.

Plan of Operation
-----------------

The Company plans to sell the remaining 40.0% of its assets relating to its oil and gas properties when that is accomplished the Company will have no significant assets.

Results of Operations
---------------------

Expenses were relatively the same during the current year up to the sale of the 60% interest to K Petroleum, Inc., (KPI). Since the sale expenses have become smaller. The Company currently has one employee and continues to rent office space from its President.

Item 8. Financial Statements
----------------------------

The financial statements begin on Page 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------
The Company did not re-appoint York, Neel & Company as its Certified Public Accountant. There were no disagreements with York, Neel & Company.

The Company appointed Schvaneveldt & Company to perform its certified audit and assist in the other accounting requirements for the Company.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The following list sets forth the names and ages of all Directors and Executive Officers of the Company, indicates the position held by each and their length of service.

Name                          Position            Assumed Office
--------------------          ---------           --------------
Raymond A. Connelly           Director/           April 1990
Age 63                        Chairman

Turner Snodgrass              Director            May 1996
Age 43


                                       11


Bill Jones                    Director/           May 1996
Age 66                        Secretary/Treasurer

The following is a brief resume of the business experience of the Company Directors and Officers.

Raymond A. Connelly
-------------------
Mr. Connelly is a self-employed businessman. He has been involved in limited partnerships promoting oil and gas development since 1985. He is President and CEO of First Place Corporation and President of Central Paint and Body Shop in Nashville, Tennessee. He has been a Director and Officer of the Company since 1989. Mr. Connelly, for the last five years, has had business experience in the areas of oil and gas serving as an officer and director of Appalachian Oil & Gas, Inc., in the repair of automobiles and sale of automobile parts.

Turner Snodgrass
----------------

Mr. Snodgrass has been a practicing attorney in Nashville, Tenneessee since the year 1980. His practice is concertrated in general business law. Mr. Snodgrass has been an investor in gas and oil for several years. For the past four years he has been involved in the development of a 152-unit apartment complex in Nashville.

Bill Jones
----------
Mr. Jones is a self-employed businessman. He has been involved in the gas and oil business since 1964. He has been involved in numerous other businesses, but basically gas and oil. He started Easter Petroleum Corporation in 1969 and sold his interest in 1991.

Item 11. Compensation
---------------------

Annual Compensation Paid to Officers and Directors for Fiscal Year
------------------------------------------------------------------

----------------------------------------------------------------------------------
Name &         Fiscal Salary  Bonus  Other         Restricted Securities LTIP
Principal      Year   ($)     ($)    Annual        Stock      Underlying Payouts
Position                             Compensation  Awards     Options/   ($)
                                     ($)           ($)        SAR(S) #
                              <C
----------------------------------------------------------------------------------
Ray S.
Connelly       1996   $-0-    $-0-   $-0-          $-0-       $-0-       $-0-
----------------------------------------------------------------------------------
Turner
Snodgrass      1996   $-0-    $-0-   $-0-          $-0-       $-0-       $-0-
----------------------------------------------------------------------------------
Bill Jones     1996   $-0-    $-0-   $-0-          $-0-       $-0-       $-0-
----------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following sets forth, as of June 30, 1995, certain information regarding ownership of the common stock of the Company by (i) all persons known by the Company to be the beneficial owners of as much as five percent (5%) of the outstanding common stock of the company, (ii) each Officer and Director and
(iii) all Officers and Directors as a group.

------------------------------------------------------------------------
Title of         Name & Address of           Amount         Percent
Class            Beneficial Owner                           of Class
------------------------------------------------------------------------
Common Stock     Raymond A. Connelly
                 701 2nd Avenue No.
                 Nashville, Tennessee (1)    744,066        17.7
------------------------------------------------------------------------
Common Stock     Aymkone PTY, LTD
                 Sydney, Australia           750,000        17.8
------------------------------------------------------------------------
Common Stock     Industrial Resources, Inc.
                 Knoxville, Tennessee        240,000         5.7
------------------------------------------------------------------------
The Company's directors and executive officer owned a total of 1,734,066 shares of the Company's common stock.

(1) Includes 722,667 (17.1%) owned by First Place Corporation of Nashville,
Tennessee.  Mr. Connelly is President of First Place Corporation.

Changes In Control
------------------

There are no arrangements contemplated at the present time which may result in the change in control of the small business issuer.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

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




                      Appalachian Oil & Gas Company, Inc.

                              Financial Statements

                              June 30, 1996 & 1995



/Letterhead/
                             Schvaneveldt & Company
                          Certified Public Accountant
                       275 East South Temple, Suite #300
                           Salt Lake City, Utah 84111
                                 (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


                          Independent Auditors Report
                          ----------------------------

Board of Directors
Appalachian Oil & Gas Company, Inc.

I have audited the accompanying balance sheets of Appalachian Oil & Gas
Company, Inc., as of June 30, 1996, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1996 & 1995.
These financial statements are the responsibility of the Company's management.
My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards.
Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

The accompanying financial statements of Appalachian Oil & Gas Company, Inc., as of June 30, 1995, were audited by other auditors whose report thereon dated
April 24, 1996, expressed on unqualified opinion on those statements.

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Appalachian Oil & Gas Company, Inc., as of June 30, 1996, and the results of its operations and its cash flows for the years ended June 30, 1996 & 1995, in conformity with generally accepted accounting principles.



/S/ Darrell T. Schvaneveldt
Salt Lake City, Utah
April 6, 1998




                      Appalachian Oil & Gas Company, Inc.
                                 Balance Sheets
                         June 30, 1996 & June 30, 1995


                                                            June         June
                                                        30, 1996     30, 1995
                                                     ------------ ------------

Current Assets
--------------
  Cash & Cash Equivalents                           $    104,123  $    12,602
  Accounts Receivable - Trade                             30,437       72,648
                                                     ------------ ------------

      Total Current Assets                               134,560       85,250

Property & Equipment
--------------------
  Oil & Gas Properties                                   140,184      626,095
  Other Property & Equipment                             326,574      747,053
                                                     ------------ ------------
      Total Property & Equipment                         466,758    1,373,148

  Less Accumulated Depreciation, Depletion
   & Amortization                                        313,727      824,865
                                                     ------------ ------------
      Net Property & Equipment                           153,031      548,283
                                                     ------------ ------------
      Total Assets                                  $    287,591  $   633,533
                                                    ============= =============

   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                         June 30, 1996 & June 30, 1995

                                                            June         June
                                                        30, 1996     30, 1995
                                                     ------------ ------------
Current Liabilities
-------------------
  Current Portion of Long-Term Debt                 $        -0-  $    32,628
  Notes Payable - Related Party                              -0-      138,500
  Accounts Payable;
   Trade                                                  12,345       24,674
   Royalties                                                 -0-       44,193
   Transported Gas                                           -0-       51,418
  Accrued Expenses                                         2,000        5,352
                                                     ------------ ------------

      Total Current Liabilities                           14,345      296,765

      Long Term Debt Less Current Portion                    -0-       96,862
                                                     ------------ ------------
      Total Liabilities                                   14,345      393,627

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 3,135,795 &
   3,235,795 Shares Issued & Outstanding                  31,358       32,358
  Additional Paid In Capital                           1,814,342    1,813,342
  Retained Deficit                                  (  1,572,454) ( 1,605,794)
                                                     ------------ ------------
      Total Stockholders' Equity                         273,246      239,906
                                                     ------------ ------------
      Total Liabilities & Stockholders' Equity      $    287,591  $   633,533
                                                     ============ ============


   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Operations
                    For the Years Ended June 30, 1996 & 1995

                                                            1996         1995
                                                     ------------ ------------
Revenues
--------
  Oil & Gas Sales                                   $    355,225  $   531,943
  Drilling Programs                                          -0-        2,418
  Other                                                    2,048        5,034
                                                     ------------ ------------
     Total Revenues                                      357,273      539,395

Costs & Expenses
----------------
  Well Abondonments/Impairments                              -0-      121,853
  Other Operating Expenses                               244,232      220,135
  Depreciation, Depletion & Amortization                  52,086       83,245
  Interest                                                21,232       24,368
  Loss on Sale of Property & Equipment                       -0-       11,545
  General & Administrative                               113,217      275,379
                                                     ------------ ------------
     Total Costs & Expenses                              430,767      736,525
     Loss from Operations                           (     73,494) (   197,130)

Other Income
------------
  Sale of Oil & Gas Leases                               106,834          -0-
                                                     ------------ ------------
   Net Income (Loss) Before Minority Interest             33,340  (   197,130)
   Minority Interest                                         -0-        2,378
                                                     ------------ ------------
   Net Income (Loss) After Minority Interest              33,340  (   199,508)
                                                     ------------ ------------
Income Taxes
------------
  Current Tax Expenses                                       -0-          -0-
  Benefits of Operating Loss Carryforwards                   -0-  (    36,700)
                                                     ------------ ------------
     Total Income Taxes                                      -0-  (    36,700)

  Income (Loss) Before Extraordinary Items                   -0-  (   162,808)
  Extraordinary Item, Net Income taxes Of $36,700            -0-       71,300
                                                     ------------ ------------

     Net Income (Loss)                              $     33,340  ($   91,508)
                                                     ============ ============
  Income (Loss) Per Share
   Before Extraordinary Item                        $        .01  ($     0.05)
   Extraordinary Item                                        -0-         0.02
   Net Income (Loss)                                $        .01  ($      .03)


    The accompanying notes are an integral part of these financial statements

                       Appalachian Oil & Gas Company, Inc.
                        Statement of Stockholders' Equity
                       From July 1, 1993 to June 30, 1996

                                                                   Additional
                                            Common       Paid In  Accumulated
                               Shares        Stock       Capital      Deficit
                         -----------------------------------------------------
Balance, July 1, 1993       4,202,399   $   42,024  $  1,743,676  ($1,636,013)

Common Stock Canceled      (1,026,604)  (   10,266)       10,266

Common Stock Issued            60,000          600        59,400

Net Income for the Year
Ended June 30, 1994                                                   121,727
                         -----------------------------------------------------
Balance, June 30, 1994      3,235,795       32,358     1,813,342  ( 1,514,286)

Net Loss for the Year
Ended June 30, 1995                                               (    91,508)
                         -----------------------------------------------------
Balance, June 30, 1995      3,235,795       32,358     1,813,342  ( 1,605,794)

Shares Returned to the
Company for Cancellation   (  100,000)  (    1,000)        1,000

Net Income for the Year
Ended June 30, 1996                                                    33,340
                         -----------------------------------------------------
Balance, June 30, 1996      3,135,795   $   31,358  $  1,814,342  ($1,572,454)
                         =====================================================


   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Cash Flows
                    For the Years Ended June 30, 1996 & 1995

                                                          1996           1995
                                                   ------------   ------------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                 $    33,340    ($   91,508)
 Adjustments to Reconcile Net Income (Loss)
  to Net Cash Provided by Operating Activities
   Depreciation, Depletion & Amortization               52,086         83,245
   Well Abandonments & Impairments                         -0-        121,853
   Loss on Sale of Property & Equipment                    -0-         11,545
   Gain on Sale of Properties                      (   106,834)         2,378
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Accounts Receivable           42,211          9,518
   Increase (Decrease) in Accounts Payable         (   107,940)   (    85,532)
   Increase (Decrease) in Accrued Expenses         (     3,352)   (       303)
                                                   ------------   ------------
     Net Cash Provided by (Used In)
     Operating Activities                          (    90,489)        51,196
                                                   ------------   ------------
Cash Flows from Investing Activities
------------------------------------
 Purchases of Property & Equipment                         -0-    (    11,810)
 Purchase from Sale of Property & Equipment            450,000            -0-
 Purchases of Oil & Gas Properties                         -0-    (    11,550)
 Investment in Joint Venture                               -0-    (   109,000)
                                                   ------------   ------------
     Net Cash Provided by (Used In)
     Investing Activities                              450,000    (   132,360)

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Notes Payable                               -0-         73,500
 Principal Payments on Notes Payable               (   138,500)   (     7,500)
 Principal Payments on Long-Term Debt              (   129,490)   (    36,751)
 Dividends Paid                                            -0-    (     2,085)
                                                   ------------   ------------
     Net Cash Provided by (Used In)
      Financing Activities                         (   267,990)        27,164
                                                   ------------   ------------
     Increase (Decrease) in Cash &
        Cash Equivalents                                91,521    (    54,000)

     Cash & Cash Equivalents,
        Beginning of Year                               12,602         66,602
                                                   ------------   ------------
     Cash & Cash Equivalents, End of Year          $   104,123    $    12,602
                                                   ============   ============

Disclosures from Operatin Activities
------------------------------------
 Interest                                          $    21,232    $    24,368
 Taxes                                                     -0-            -0-


   The accompanying notes are an integral part of these financial statements

               Appalachian Oil & Gas Company, Inc. And Subsidiary
                         Notes to Financial Statements

NOTE #1 - Summary of Significant Accounting Policies
----------------------------------------------------

     Significant accounting policies of the Company are as follows:

a.   Principles of Consolidation (Applicable to fiscal year 1995 only).

     The consolidated financial statements include the accounts of Appalachian Oil & Gas Company, Inc. (AOGI) and its subsidiary, TKGC #1 Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

b.   Business Activity and Major Customers

     AOGI sold the controlling interest in its oil and gas producing properties in February of 1996. AOGI has no activities in extracting oil or gas or in marketing the production of oil and gas. It is AOGI's intention to sell its remaining 40% interest in the oil and gas properties and the related assets and to seek other business opportunities.

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

               Appalachian Oil & Gas Company, Inc. And Subsidiary
             Notes to Consolidated Financial Statements -Continued-

NOTE #1- Summary of Significant Accounting Policies -Continued-
---------------------------------------------------------------

e.   Oil and Gas Properties -Continued-

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

               Appalachian Oil & Gas Company, Inc. And Subsidiary
             Notes to Consolidated Financial Statements -Continued-

NOTE #1 - Summary of Significant Accounting Policies -Continued-
----------------------------------------------------------------
h.    Estimates

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

NOTE #2 -  Property and Equipment
---------------------------------

     A summary of property and equipment is as follows:

                                                          1996           1995
                                                   ------------   ------------
     Proved oil and gas properties                $    140,184
     Less accumulated depreciation,
       depletion and amortization                       88,610         51,574
                                                   ------------   ------------

     Land                                               12,410
     Gas gathering system                              196,334
     Machinery and equipment                           112,788
     Office furniture and equipment                      5,042
                                                   ------------   ------------
          Other property and equipment                 326,574

     Less accumulated depreciation                     225,117
                                                   ------------   ------------
                                                       101,457
                                                   ------------
     Net property and equipment                   $    153,031
                                                   ============   ============

AOGI incurred depreciation expense of; $52,086, and $67,373, for the years ended June 30, 1996, and 1995, respectively.

               Appalachian Oil & Gas Company, Inc. And Subsidiary
             Notes to Consolidated Financial Statements -Continued-

NOTE #3 - Income Taxes
----------------------
At June 30, 1995, the Company had net operating loss and investment tax credit carryforwards for income tax purposes of approximately $1,394,000 and $30,000, respectively, which expire on or before June 30, 2007. For financial reporting purposes, a valuation allowance of $484,160 has been recognized to offset the deferred tax assets related to these items

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1996 and 1995 are as follows:

                                                             1996          1995
                                                      ------------  ------------
     Deferred tax assets:
       Net operating loss                            $    462,624
       Investment tax credit                               10,200
                                                      ------------  ------------
     Total deferred tax assets                            472,824
     Valuation allowance for
       deferred tax assets                           (    472,824)
                                                      ------------  ------------

          Deferred tax liabilities                            -0-
                                                      ------------  ------------
          Net deferred tax asset                     $        -0-
                                                      ============  ============

NOTE #4 - Statement of Cash Flows Disclosures
---------------------------------------------
AOGI paid $21,232 and $24,368, in interest during the years ended June 30, 1996, and 1995, respectively.

NOTE #5 - Earnings (Loss) Per Share
-----------------------------------

Earnings (loss) per share are based on the weighted average number of shares outstanding of 3,235,795, for the years ended June 30, 1996, and 1995, respectively.

NOTE #6 - Sale of Operating Assets & Well Interest
--------------------------------------------------

Effective March 27, 1996, AOGI sold 60% of their operating assets and 60% of their well interests for $450,000. The company that purchased the assets began operating and managing the majority of AOGI's wells as of February 1, 1996.

                                      SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Dated: April 21, 1999                    Appalachian Oil & Gas Company, Inc.
                                          a Utah Corporation

                                      By: /S/ Raymond A. Connelly
                                          -------------------------------
                                          Raymond A. Connelly, President

DATE                NAME AND TITLE        SIGNATURE
------------------  -------------------   -------------------------------
April 21, 1999      Raymond A. Connelly   /S/ Raymond A. Connelly
                    President