Form 10QSB
period 1996-09-30
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1996
                                            ------------------
                                     OR

      (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                       Commission file number 0-11732
                                             --------
                     APPALACHIAN OIL & GAS COMPANY, INC
           (Exact name of registrant as specified in its charter)
           ------------------------------------------------------

      UTAH                                             87-0382031
     ------                                            ------------
(State or other jurisdiction of                        (IRS Employer
Incorporation or organization)                          identification No.)

511 Second Avenue North, Nashville, TN                   37201
----------------------------------------                --------
(Address of principal executive offices)               (Zip Code)

Registrants telephone number, including area code  (615) 254-4789
                                                   --------------

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

Yes     X           No
     ------              ------

The total number of shares outstanding as of September 30, 1996 was
3,135,795.                                   ------------------
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                   Three Months Ended September 30, 1996


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

     ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . 8


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
                     September 30, 1996 & June 30, 1996

                                                          September          June
                                                           30, 1996      30, 1996
                                                        ------------  ------------
Current Assets
--------------
  Cash & Cash Equivalents                               $    98,085   $   104,123
  Accounts Receivable - Trade                                12,008        30,437
                                                        ------------  ------------
      Total Current Assets                                  110,093       134,560

Property & Equipment
--------------------
  Oil & Gas Properties                                      140,184       140,184
  Other Property & Equipment                                326,574       326,574
                                                        ------------  ------------
      Total Property & Equipment                            466,758       466,758

      Less Accumulated Depreciation, Depletion
      & Amortization                                        317,968       313,727
                                                        ------------  ------------
      Net Property & Equipment                              148,790       153,031
                                                        ------------  ------------
      Total Assets                                      $   258,883   $   287,591
                                                        ============  ============

                             See Accompanying Notes
                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                       September 30, 1996 & June 30, 1996


                                                          September          June
                                                           30, 1996      30, 1996
                                                        ------------  ------------
Current Liabilities
-------------------
  Accounts Payable:
   Trade                                                $       -0-   $    12,345
  Accrued Expenses                                              500         2,000
                                                        ------------  ------------
      Total Current Liabilities                                 500        14,345

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 3,135,795
   Shares Issued & Outstanding                               31,358        31,358
  Additional Paid In Capital                              1,814,342     1,814,342
  Retained Deficit                                      ( 1,587,317)  ( 1,572,454)
                                                        ------------  ------------
      Total Stockholders' Equity                            258,383       273,246
                                                        ------------  ------------
      Total Liabilities & Stockholders' Equity          $   258,883   $   287,591
                                                        ============  ============


                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Operations
             For the Three Month Periods September 30, 1996 & 1995


                                                        Three Month Periods Ended
                                                          September     September
                                                           30, 1996      30, 1995
                                                        ------------  ------------
Revenues
--------
  Oil & Gas Sales                                       $    10,629   $    99,678
  Other                                                       1,098         1,717
                                                        ------------  ------------
      Total Revenues                                         11,727       101,395

Costs & Expenses
----------------
  Other Operating Expenses                                    3,008        37,655
  Depreciation, Depletion & Amortization                      4,241        17,362
  Interest                                                      -0-         5,484
  General & Administrative                                   19,341        45,937
                                                        ------------  ------------
      Total Costs & Expenses                                 26,590       106,438
                                                        ------------  ------------
      Net Income (Loss)                                 ($   14,863)  ($    5,043)
                                                        ============  ============

      Earnings Per Share                                $       .00   $       .00

                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Cash Flows
              For the Three Months Ended September 30, 1996 & 1995

                                                       Three Months Periods Ended
                                                          September     September
                                                           30, 1996      30, 1995
                                                        ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                     ($   14,863)  ($    5,043)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by Operating
   Activities
   Depreciation, Depletion, & Amortization                    4,241        17,362
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Accounts Receivable                18,429   (     5,730)
   Increase (Decrease) in Accounts Payable              (    12,345)        3,400
   Increase (Decrease) in Accrued Expenses              (     1,500)          883
                                                        ------------  ------------
      Net Cash Provided by Operating Activities         (     6,038)       10,872

Cash Flows from Investing Activities
------------------------------------
  Purchases of Property & Equipment                             -0-   (     3,000)
                                                        ------------  ------------
      Net Cash Used in Investing Activities                     -0-   (     3,000)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Notes Payable                                   -0-   (    10,000)
  Principal Payments on Notes Payable                           -0-   (     7,500)
                                                        ------------  ------------
      Net Cash Used in Financing Activities                     -0-   (    17,500)

      Increase (Decrease) in Cash & Cash Equivalents    (     6,037)  (     9,628)
                                                        ------------  ------------
      Cash & Cash Equivalents, Beginning of Period          104,123        12,602
                                                        ------------  ------------
      Cash & Cash Equivalents, End of Period            $    98,085   $     2,974
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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS


Liquidity and Capital Resources
--------------------------------

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


      /S/ April 21, 1999                     /S/ Raymond A. Connelly
Date: ------------------                By:  -----------------------
                                             Raymond A. Connelly