Form 10QSB
period 1996-12-31
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1996
                                              ------------------

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

Yes     X           No
     ------              -------

The total number of shares outstanding as of  December 31, 1996 was
3,135,795.                                   -------------------
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                     Six Months Ended December 31, 1996

                                   INDEX
                                   -----
                                                                      Page
                                                                     ------
PART I      Financial Information

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

     ITEM 4 Submission of Matters to a Vote of Security Holders. . . . 8

     ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . 8

     ITEM 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 8


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9

                       Appalachian Oil & Gas Company, Inc.
                                 Balance Sheets
                        December 31, 1996 & June 30, 1996

                                                          December           June
                                                          31, 1996       30, 1996
                                                       ------------   ------------
Current Assets
--------------
  Cash & Cash Equivalents                              $    78,078    $   104,123
  Accounts Receivable - Trade                                7,862         30,437
                                                       ------------   ------------
      Total Current Assets                                  85,940        134,560

Property & Equipment
--------------------
  Oil & Gas Properties                                     140,184        140,184
  Other Property & Equipment                               326,574        326,574
                                                       ------------   ------------
      Total Property & Equipment                           466,758        466,758

  Less Accumulated Depreciation, Depletion
   & Amortization                                          322,209        313,727
                                                       ------------   ------------
      Net Property & Equipment                             144,549        153,031
                                                       ============   ============


                           See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                       December 31, 1996 & June 30, 1996

                                                          December           June
                                                          31, 1996       30, 1996
                                                       ------------   ------------
Current Liabilities
-------------------
  Accounts Payable:
   Trade                                               $       -0-    $    12,345
  Accrued Expenses                                             500          2,000
                                                       ------------   ------------
      Total Current Liabilities                                500         14,345

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 3,135,795
   Shares Issued & Outstanding                              31,358         31,358
  Additional Paid In Capital                             1,814,342      1,814,342
  Retained Deficit                                     ( 1,615,711)   ( 1,572,454)
                                                       ------------   ------------
      Total Stockholders' Equity                           229,989        273,246
                                                       ------------   ------------
      Total Liabilities & Stockholders' Equity         $   230,489    $   287,591
                                                       ============   ============


                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.,
                Consolidated Statement of Operations (Unaudited)
            For the Six Month Periods Ended December 31, 1996 & 1995
           and the Three Month Periods Ended December 31, 1996 & 1995

                                Six Month Periods Ended  Three Month Periods Ended
                                 December      December      December     December
                                 31, 1996      31, 1995      31, 1996     31, 1995
                              ------------  ------------  ------------ ------------
Revenues
--------
  Oil & Gas Sales             $    19,438  $    115,707  $      8,809  $   215,385
  Other                             2,255            35         1,157        1,752
                              ------------  ------------  ------------ ------------
       Total Revenues              21,693       115,742         9,966      217,137
                              ------------  ------------  ------------ ------------
Costs & Expenses
----------------
  Other Operating Expenses          8,184        23,661         5,176       61,316
  Depreciation, Depletion &
     Amortization                   8,482        17,362         4,241       34,724
  Interest                            -0-         4,018           -0-        9,502
  General & Administrative         48,284        25,644        28,943       71,581
                              ------------  ------------  ------------ ------------
       Total Costs &
        Expenses                   64,950        70,685        38,360      177,123
                              ------------  ------------  ------------ ------------
       Net Income (Loss)      ($   43,257) $     45,057  ($    28,392) $    40,014
                              ============  ============  ============ ============

       Earnings (Loss) Per
       Share                  $       .00  $        .01  $        .00  $      0.01


                                See Accompanying Notes

                 Appalachian Oil & Gas Company, Inc., and Subsidiary
                  Consolidated Statement of Cash Flows (Unaudited)
               For the Six Month Periods Ended December 31, 1996 & 1995

                                                               Six-Month Periods
                                                               Ended December 31,
                                                               1996          1995
                                                        ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                     ($   43,257)  $    40,014
  Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
       Depreciation, Depletion & Amortization                 8,482        34,724
       Rounding                                                   0             1
  Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable              22,575   (    52,771)
     Increase (Decrease) in Accounts Payable            (    12,345)  (    72,296)
     Increase (Decrease) in Accrued Expenses            (     1,500)  (     1,119)
                                                        ------------  ------------
       Net Cash Provided by Operating Activities        (    26,045)  (    51,447)
                                                        ------------  ------------
Cash Flows from Investing Activities
------------------------------------
  Purchases of Property & Equipment                             -0-   (    29,391)
                                                        ------------  ------------
       Net Cash Used in Operating Activities                    -0-   (    29,391)
                                                        ------------  ------------
Cash Flows from Financing Activities
------------------------------------
  Increase in Note Payable Stockholder                          -0-        37,700
  Proceeds from Notes Payable                                   -0-   (     2,628)
  Proceeds from Long-Term Debt                                  -0-   (    12,371)
  Increase in Cash in Bank-Overdraft                            -0-        45,535
                                                        ------------  ------------
       Net Cash Used in Financing Activities                    -0-        68,236
                                                        ------------  ------------
       Increase (Decrease) in Cash &
       Cash Equivalents                                 (    26,045)  (    12,602)

       Cash & Cash Equivalents,
       Beginning of Period                                  104,123        12,602
                                                        ------------  ------------
       Cash & Cash Equivalents,
       End of Period                                    $    78,078   $       -0-
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


      /S/ April 21, 1999                     /S/ Raymond A. Connelly
Date: ------------------               By:  ------------------------
                                             Raymond A. Connelly