Form 10QSB
period 1997-03-31
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2054

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1997
                                                ---------------
                                       OR

         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         Commission file number 0-11732
                                                -------

                       APPALACHIAN OIL & GAS COMPANY, INC
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

     UTAH                                                         87-0382031
(State or other jurisdiction of                                 (IRS Employer
Incorporation or organization)                               identification No.)

511 Second Avenue North, Nashville, TN.                                   37201
---------------------------------------                                  -------
(Address of principal executive offices)                              (Zip Code)

Registrants telephone number, including area code: (615) 254-4789
                                                   --------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
     -------             -------

     The total number of shares outstanding as of March 31, 1997  was 3,135,795.
                                                  --------------      ---------

                       APPALACHIAN OIL & GAS COMPANY, INC.
                                    Form 10-Q
                        Nine Months Ended March 31, 1997


                                      INDEX
                                      -----
                                      Page
                                      ----

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

     ITEM 3 Defaults upon Senior Securities. . . . . . . . . . . . . . . 8

     ITEM 4 Submission of Matters to a Vote of Security Holders. . . . . 8

     ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . . 8

     ITEM 6  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . 8


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
                    Appalachian Oil & Gas Company, Inc.
                              Balance Sheets
                      March 31, 1997 & June 30, 1996

                                                      March           June
                                                   31, 1997       30, 1996
                                                ------------   ------------
Current Assets
--------------
  Cash & Cash Equivalents                       $    66,793    $   104,123
  Accounts Receivable - Trade                         2,653         30,437
                                                ------------   ------------
      Total Current Assets                           69,446        134,560

Property & Equipment
--------------------
  Oil & Gas Properties                              140,184        140,184
  Other Property & Equipment                        326,574        326,574
                                                ------------   ------------
      Total Property & Equipment                    466,758        466,758

  Less Accumulated Depreciation,
   Depletion & Amortization                         326,451        313,727
                                                ------------   ------------
      Net Property & Equipment                      140,307        153,031
                                                ------------   ------------
      Total Assets                              $   209,753    $   287,591
                                                ============   ============

                           See Accompanying Note
                       Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                         March 31, 1997 & June 30, 1996

                                                      March           June
                                                   31, 1997       30, 1996
                                                ------------   ------------
Current Liabilities
-------------------
   Accounts Payable:
     Trade                                      $       -0-    $    12,345
   Accrued Expenses                                     338          2,000
                                                ------------   ------------
       Total Current Liabilities                        338         14,345

Commitments & Contingencies
---------------------------
   Stockholders' Equity
   Common Stock, Par Value $0.01 Per Share,
     100,000,000 Shares Authorized, 3,235,795
     Shares Issued & Outstanding                     32,358         32,358
   Additional Paid In Capital                     1,813,342      1,813,342
   Retained Deficit                             ( 1,636,285)   ( 1,572,454)
                                                ------------   ------------
       Total Stockholders' Equity                   209,415        273,246
                                                ------------   ------------
       Total Liabilities &
        Stockholders' Equity                    $   209,753    $   287,591
                                                ============   ============

                              See Accompanying Note
                       Appalachian Oil & Gas Company, Inc.
                             Statement of Operations
             For the Three Month Periods Ended March 31, 1997 & 1996
             and the Nine Month Periods Ended March 31, 1997 & 1996

                                                For the Three Month                  For the Nine Month
                                               Periods Ended March 31,              Periods Ended March 31,
                                        1997        1996         1997        1996
                                  ----------- -----------  ----------- -----------
Revenues
--------
  Oil & Gas Sales                 $    7,311  $   45,931   $   26,749  $  261,316
  Other                                  600          12        2,855       1,764
  Gain on Sale of Assets                 -0-     170,051          -0-     170,051
                                  ----------- -----------  ----------- -----------

     Total Revenues                    7,911     215,994       29,604     433,131

Costs & Expenses
----------------
  Other Operating Expenses               609     168,651        8,793     229,967
  Depreciation, Depletion &
   Amortization                        4,241      10,417       12,723      45,141
  Interest                               -0-       4,821          -0-      14,323
  General & Administrative            23,635      22,180       71,919      93,761
                                  ----------- -----------  ----------- -----------
     Total Costs & Expenses           28,485     206,069       93,435     383,192
                                  ----------- -----------  ----------- -----------
     Net Income (Loss)            ($  20,574) $    9,925   ($  63,831) $   49,939
                                  =========== ===========  =========== ===========
     Earnings Per Share            $          $      .00    $          $     0.01

                              See Accmpanying Note
                       Appalachian Oil & Gas Company, Inc.
                             Statement of Cash Flows
             For the Nine Month Periods Ended March 31, 1997 & 1996

                                                                 For the Nine Month
                                                                 Periods Ended March 31,
                                                            1997           1996
                                                     ------------   ------------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                   ($   63,831)   $    49,939
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Provided by Operating Activities
   Depreciation, Depletion, &
   Amortization                                           12,723         45,141
   Rounding                                                    1            -0-
   (Gain) Loss on Sale of Assets                             -0-    (   170,051)
 Changes in Operating Assets & Liabilities
  (Increase) Decrease in Accounts Receivable              27,784    (   209,904)
  Increase (Decrease)in Accounts Payable             (    12,345)   (   100,423)
  Increase (Decrease) in Accrued Expenses            (     1,662)   (     1,117)
                                                     ------------   ------------
     Net Cash Provided by Operating
     Activities                                      (    37,330)   (   386,415)

Cash Flows from Investing Activities
------------------------------------
 Proceeds from Sale of Assets                                -0-        450,000
                                                     ------------   ------------
     Net Cash Used in Investing Activities                   -0-        450,000

Cash Flows from Financing Activities
------------------------------------
 Proceeds from Notes Payable                                 -0-         96,991
 Principal Payments on Notes Payable                         -0-    (   129,490)
                                                     ------------   ------------
     Net Cash Used in Financing Activities                   -0-    (    32,499)

     Increase (Decrease) in Cash & Cash Equivalents  (    37,330)        31,086

     Cash & Cash Equivalents, Beginning of Period        104,123         12,602

     Cash & Cash Equivalents, End of Period          $    66,793    $    43,688
                                                     ============   ============

                              See Accompanying Note
                       Appalachian Oil & Gas Company, Inc.
                          Note to Financial Statements


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

     The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1996 10-K report.

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


      /S/ April 21, 1999                      /S/ Raymond A. Connelly
Date:-------------------               By:   ------------------------
                                                 Raymond A. Connelly