Form 10KSB
period 1997-06-30
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

U. S. Securities and Exchange Commission
                          Washington D. C.  20549

                                FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1997
                               -------------

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to __________________

                        Commission File No. 0-11732
                                              -------

                    Appalachian Oil & Gas Company, Inc.
                    -----------------------------------
               (Name of Small Business Issuer in its Charter)

      UTAH                                                  87-0382031
     ------                                                 ----------
(State of Other Jurisdiction                        (IRS Employer I.D. No.)
 of incorporation or organization)

               701 Second Avenue North  Nashville, TN 37201
               ---------------------------------------------
             (Address of Small Business Issuer in its Charter)

                  Issuer's Telephone Number:(615) 254-4789
                                              --------------
       (Former Name or Former Address, if changed since last Report)

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
     (l)  Yes    X    No           (2)  Yes   X    No
               ------    ------              ------    ------
Check if there is no disclosure of delinquent files in response to Item 40S of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ( )

     State Issuer's revenues for its most recent fiscal year: 51,840 .

     The Exhibit Index commences on page 11 .

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

September 8 1998, $.03. There are approximately 8,135,795 shares of common
------------------------                        ----------
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

                    DOCUMENTS INCORPORATED BY REFERENCE
                    ------------------------------------

A description of "Documents Incorporated by Reference" is contained in Item 14 of this Report.

     Transitional Small Business Issuer Format   Yes        No    X
                                                        ------    ------

                    APPALACHIAN OIL & GAS COMPANY, INC.

                                        INDEX
                                                                   Page No.
                                                                   ---------
Part I
  Item 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . .4

  Item 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . .7

  Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . .8

  Item 4.   Submission of Matters to a
            Vote of Securities Holders . . . . . . . . . . . . . . . . . . .9

Part II
  Item 5.   Market for Registrant's Common
            Equity and Related Matters . . . . . . . . . . . . . . . . . . 10

  Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . 10

  Item 7.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations . . . . . . . . . . . . . 11

  Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . 11

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . . 11
Part III
  Item 10.  Directors and Executive Officers of the Registrant . . . . . . 12

  Item 11.  Compensation . . . . . . . . . . . . . . . . . . . . . . . . . 13

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . . 13

  Item 13.  Certain Relationships and Related Transactions . . . . . . . . 14

  Item 14.  Exhibits, Financial Statements, Schedules and
            Reports on Form 10-K . . . . . . . . . . . . . . . . . . . . . 15

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . 26

                                   PART I
Item 1. Business
----------------
General
-------

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

Business

Drilling Program
-----------------

During the period after the sale of the 60% interest in its oil and gas wells, royalties from gas sales have declined and ceased in the fourth fiscal quarter of the year ended June 30, 1997. The Company has requested production records from K Petroleum, but has not been able to obtain them as of the date of this report.

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

Employees
---------

As of June 30, 1997, the Company employed one person,  Patsy Fly as Office
Manager.

Item 2. Properties
------------------
The following table sets forth the approximate gross and net acres of undeveloped and developed oil and gas properties of the Company at June 30, 1997. The Company has an undivided 40% interest in these wells.

                                UNDEVELOPED
State          Gross Acres              Net Acres
--------       ------------             ----------
Kentucky        1,100.00                   908.00
      TOTAL     1,100.00                   908.00


                                 DEVELOPED
State          Gross Acres              Net Acres
--------       ------------             ----------
Kentucky         2,910                    2,206
    TOTAL        2,910                    2,206

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

                 Total     Total            Oil                Gas
State            Gross     Net       Gross     Net       Gross   Net
--------         ------    -------   ------    -----     -----   ------
                           <C
Kentucky         30        57.245    0         .0000     30      57.245

The Company has made no attempt to establish a drilling program.

Reserves
--------

Richard M. Russell and Associates, consulting engineers of Nashville, Tennessee, rendered an engineering evaluation as of June 30, 1995, of the Company's interest in gas and oil properties. Since the Company is not longer actively engaged as an operator of the wells no subsequent evaluations have been made.

Present Activities
------------------

The Company has no oil and gas activities at this time.

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

State of Tennessee On the Relation of James E. Ables, et. al. vs.
Appalachian Oil & Gas Company, Inc. and Clyde M. Fuller.
-----------------------------------------------------------------

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

                                  PART II

Item 5. Market for Registrant's Common Equity and Related Matters
-----------------------------------------------------------------

Market Price of Common Stock
----------------------------

The following over-the-counter market quotations reflect inter-dealer prices, without retain markup, markdown or commission, and may not necessarily represent actual transactions. The range of reported high and low bid quotations was derived from a variety of sources, including quotations published by the National Quotation Bureau, Inc. and other over-the-counter broker/dealers.

For the Quarter Ended              High      Low
----------------------             ----      ----
September 30, 1996                 .18       .03
December 31, 1996                  .18       .03
March 31, 1997                     .12       .03
June 30, 1997                      .12       .03

At June 30, 1997, the Company had approximately 750 shareholders of record.

Dividends
---------
There have been no dividends declared since the date of the Company's organization and no dividends are contemplated to be paid in the foreseeable future. It will continue to be the Company's policy to expend any earnings in developing its gas and oil business.

Item 6. Selected Financial Data
-------------------------------

                        06/30/97     06/30/96    06/30/95     06/30/94    06/30/93
Revenues                 $48,723     $357,273    $539,395     $721,179  $1,069,097
Income (Loss) from
 Continuing Operation
 Per Common Share      ($82,909)    ($73,494)  ($197,130)     $121,727   ($30,771)
Income (Loss) from
 Continuing Operations    (0.03)      (0.02)       (0.05)         0.04     (0.001)
Total Assets            $190,875     $287,591    $633,533     $851,628    $790,615
Long-Term Obligations       $-0-         $-0-    $129,490     $166,242    $434,596
Cash Dividends Declare       N/A          N/A         N/A          N/A         N/A

The gain on sale of assets resulted from the sale of 60.0% of the assets to K. Petroleum, Inc., (KPI). The significant decrease in total assets also resulted from that sale.

Item 7. Management's Discussion and Analysis of Financial Conditions and
------------------------------------------------------------------------
Results of Operations
---------------------

The following discussion should be read in conjunction with the Financial Statements and their related notes, which are included elsewhere in this report.

Plan of Operation
-----------------

In 1996, the Company faced with re-occurring losses, decided to sell controlling interest in its oil and gas wells and to sign an operations agreement whereby it would receive royalty payments on revenues, if any, for the 40% interest it owns in 30 gas wells it had heretofore operated. The prospect of rising costs and lower gas prices made the decision necessary.

In 1997, the Operator reported declining production and in May 1998, reported that production had ceased. The Company currently seeks verification of those reports.

Results of Operations
---------------------

The Company has decreased its expenses to a base minimum. It currently has one employee and rents office space and record storage space from its President.
At June 30, 1998, the Company was receiving no revenues and was dependent upon its offices for funds to pay its ongoing expenses.

Item 8. Financial Statements
----------------------------

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

Name                          Position            Assumed Office
--------------------          ------------        -------------------
Raymond A. Connelly           Director/           April 1990
Age 64                        Chairman

Turner Snodgrass              Director            May 1996
Age 44

Bill Jones                    Director/           May 1996
Age 67                        Secretary/Treasurer

David Cooley                  Director            1997
Age 35

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

Turner Snodgrass
----------------

Mr. Snodgrass has been a practicing attorney in Nashville, Tennessee since the year 1980. His practice is concentrated in general business law. Mr. Snodgrass has been an investor in gas and oil for several years. For the past four years he has been involved in the development of a 152-unit apartment complex in Nashville.

Bill Jones
----------

Mr. Jones is a self-employed businessman. He has been involved in the gas and oil business since 1964. He has been involved in numerous other businesses, but basically gas and oil. He started Easter Petroleum Corporation in 1969 and sold his interest in 1991.

David Cooley
------------

Mr. Cooley is currently a partner in the firm McNeely, Pigott and Fox, Public Relations, LLC. Prior to that Mr. Cooley served as Chief of Staff to Nashville Mayor Phil Bredesen. He has also served as Chief Executive to Tennessee Public Service Commissioner Chairman, Frank Cockran. Mr. Cooley spent 15 years as a Political Consultant, mainly in the Southeast.

Item 11. Compensation
---------------------

Annual Compensation Paid to Officers and Directors for Fiscal Year
------------------------------------------------------------------

                                          Other     Restricted Securities
Name &                                    Annual    Stock      Underlying  LTIP
Principal           Fiscal Salary  Bonus  Compen-   Awards     Options/    Payouts
Position            Year   ($)     ($)    sation($) ($)        SARS (#)    ($)
-----------------------------------------------------------------------------------
-----------------------------------------------------------------------------------
Ray S. Connelly     1997   $-0-    $-0-   $-0-      $-0-       $-0-        $-0-
-----------------------------------------------------------------------------------
Turner Snodgrass    1997   $-0-    $-0-   $-0-      $-0-       $-0-        $-0-
-----------------------------------------------------------------------------------
Bill Jones          1997   $-0-    $-0-   $-0-      $-0-       $-0-        $-0-
-----------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following sets forth, as of June 30, 1997, certain information regarding ownership of the common stock of the Company by (i) all persons known by the Company to be the beneficial owners of as much as five percent (5%) of the outstanding common stock of the company, (ii) each Officer and Director and
(iii) all Officers and Directors as a group.

-----------------------------------------------------------------------
               Name & Address of                           Percent of
Title Class    Beneficial Owner            Amount          Class
-----------------------------------------------------------------------
Common Stock   Raymond A. Connelly         744,066         17.7
               701 2nd Avenue No.
               Nashville, Tennessee (1)
-----------------------------------------------------------------------
Common Stock   Aymkone PTY, LTD            750,000         17.8
               Sydney, Australia
-----------------------------------------------------------------------
Common Stock   Industrial Resources, Inc.
               Knoxville, Tennessee        240,000          5.7
-----------------------------------------------------------------------

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

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
Raymond Connelly, Director and Chairman of the Board of the Company, is an Officer and Shareholder of First Place Corporation. First Place Corporation owns 722,667 shares of Common Stock.

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

                              June 30, 1997 & 1996

/Letterhead/

                             Schvaneveldt & Company
                          Certified Public Accountant
                       275 East South Temple, Suite #300
                           Salt Lake City, Utah 84111
                                 (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


                          Independent Auditors Report
                          ---------------------------
Board of Directors
Appalachian Oil & Gas Company, Inc.

       I have audited the accompanying balance sheets of Appalachian Oil & Gas Company, Inc., as of June 30, 1997, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1997 & 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

       In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Appalachian Oil & Gas Company, Inc., as of June 30, 1997, and the results of its operations and its cash flows for the years ended June 30, 1997 & 1996, in conformity with generally accepted accounting principles.



/S/ Darrell Schvaneveldt
Salt Lake City, Utah
April 6, 1998

                      Appalachian Oil & Gas Company, Inc.
                                 Balance Sheets
                         June 30, 1997 & June 30, 1996

                                                       June           June
                                                   30, 1997       30, 1996
                                                ------------   ------------

Current Assets
--------------
  Cash & Cash Equivalents                       $    36,954    $   104,123
  Accounts Receivable - Trade                        17,855         30,437
                                                ------------   ------------

      Total Current Assets                           54,809        134,560

Property & Equipment
--------------------
  Oil & Gas Properties                              140,184        140,184
  Other Property & Equipment                        326,574        326,574
                                                ------------   ------------

      Total Property & Equipment                    466,758        466,758

  Less Accumulated Depreciation, Depletion
   & Amortization                                   330,692        313,727
                                                ------------   ------------

      Net Property & Equipment                      136,066        153,031
                                                ------------   ------------
      Total Assets                              $   190,875    $   287,591
                                                ============   ============


   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                         June 30, 1997 & June 30, 1996

                                                       June           June
                                                   30, 1997       30, 1996
                                                ------------   ------------
Current Liabilities
-------------------
  Accounts Payable - Trade                      $       338    $    12,345
  Accrued Expenses                                      -0-          2,000
                                                ------------   ------------
      Total Current Liabilities                         338         14,345

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 3,135,795
   Shares Issued & Outstanding                       31,358         31,358
  Additional Paid In Capital                      1,814,342      1,814,342
  Retained Deficit                              ( 1,655,163)   ( 1,572,454)
                                                ------------   ------------
      Total Stockholders' Equity                    190,537        273,246
                                                ------------   ------------
      Total Liabilities & Stockholders' Equity  $   190,875    $   287,591
                                                ============   ============


   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Operations
                 For the Years Ended June 30, 1997, 1996 & 1995

                                          1997          1996          1995
                                    -----------   -----------   -----------
Revenues
--------
   Oil & Gas Sales                  $   48,723    $  355,225    $  531,943
   Drilling Programs                       -0-           -0-         2,418
   Other                                 3,117         2,048         5,034
                                    -----------   -----------   -----------
      Total Revenues                    51,840       357,273       539,395

Costs & Expenses
----------------
   Well Abondonments/Impairments           -0-           -0-       121,853
   Other Operating Expenses             35,530       244,232       220,135
   Depreciation, Depletion &
     Amortization                       16,965        52,086        83,245
   Interest                                -0-        21,232        24,368
   Loss on Sale of Property &
     Equipment                             -0-           -0-        11,545
   General & Administrative             82,054       113,217       275,379
                                    -----------   -----------   -----------
      Total Costs & Expenses           134,549       430,767       736,525
      Loss from Operations          (   82,709)   (   73,494)   (  197,130)

Other Income
------------
   Sale of Oil & Gas Leases                -0-       106,834           -0-
                                    -----------   -----------   -----------
     Net Income (Loss) Before
      Minority Interest             (   82,709)       33,340    (  197,130)
     Minority Interest                     -0-           -0-         2,378
                                    -----------   -----------   -----------
     Net Income (Loss) After
      Minority Interest             (   82,709)       33,340    (  199,508)
                                    -----------   -----------   -----------
Income Taxes
------------
   Current Tax Expenses                    -0-           -0-           -0-
   Benefits of Operating Loss
    Carryforwards                          -0-           -0-    (   36,700)
                                    -----------   -----------   -----------

      Total Income Taxes                   -0-           -0-    (   36,700)

      Income (Loss) Before
      Extraordinary Items                  -0-           -0-    (  162,808)

      Extraordinary Item,
      Net Income taxes Of $36,700          -0-           -0-        71,300
                                    -----------   -----------   -----------
      Net Income (Loss)             ($  82,709)   $   33,340    (  $91,508)
                                    ===========   ===========   ===========
   Income (Loss) Per Share
     Before Extraordinary Item      ($     .03)   $      .01    ($    0.05)
     Extraordinary Item                    -0-           -0-          0.02
     Net Income (Loss)              ($     .03)   $      .01    ($     .03)

      The accompanying notes are an integral part of these financial statements

                       Appalachian Oil & Gas Company, Inc.
                        Statement of Stockholders' Equity
                       From July 1, 1993 to June 30, 1997

                                                                      Additional
                                                 Common     Paid In  Accumulated
                                    Shares        Stock     Capital      Deficit
                             ----------------------------------------------------
Balance, July 1, 1993            4,202,399     $ 42,024 $ 1,743,676  ($1,636,013)

Common Stock Canceled          ( 1,026,604)   (  10,266)     10,266

Common Stock Issued                 60,000          600      59,400

Net Income for the Year
Ended June 30, 1994                                                      121,727
                             ----------------------------------------------------
Balance, June 30, 1994           3,235,795       32,358   1,813,342  ( 1,514,286)

Net Loss for the Year
Ended June 30, 1995                                                  (    91,508)
                             ----------------------------------------------------
Balance, June 30, 1995           3,235,795       32,358   1,813,342  ( 1,605,794)

Shares Returned to the
Company for Cancellation       (   100,000)  (    1,000)      1,000

Net Income for the Year
Ended June 30, 1996                                                       33,340
                             ----------------------------------------------------
Balance, June 30, 1996           3,135,795       31,358   1,814,342  ( 1,572,454)

Net Loss for the Year
Ended June 30, 1997                                                  (    82,709)
                             ----------------------------------------------------
Balance, June 30, 1997           3,135,795    $  31,358 $ 1,814,342  ($1,655,163)
                             ====================================================


   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Cash Flows
                 For the Years Ended June 30, 1997, 1996 & 1995

                                                        1997       1996       1995
                                                   ---------- ---------- ----------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                               ($  82,709)$   33,340 ($  91,508)
  Adjustments to Reconcile Net Income (Loss) to
   Net Cash Provided by Operating Activities
     Depreciation, Depletion & Amortization           16,965     52,086     83,245
     Well Abandonments & Impairments                     -0-        -0-    121,853
     Loss on Sale of Property & Equipment                -0-        -0-     11,545
     Gain on Sale of Properties                          -0- (  106,834)     2,378
   Changes in Operating Assets & Liabilities
     (Increase) Decrease in Accounts Receivable       12,582     42,211      9,518
     Increase (Decrease) in Accounts Payable       (  12,007)(  107,940)(   85,532)
     Increase (Decrease) in Accrued Expenses       (   2,000)(    3,352)(      303)
                                                   ---------- ---------- ----------
      Net Cash Provided by (Used In)
      Operating Activities                         (  67,169)(   90,489)    51,196
                                                   ---------- ---------- ----------
Cash Flows from Investing Activities
------------------------------------
  Purchases of Property & Equipment                      -0-        -0-  (  11,810)
  Purchase from Sale of Property & Equipment             -0-    450,000        -0-
  Purchases of Oil & Gas Properties                      -0-        -0-  (  11,550)
  Investment in Joint Venture                            -0-        -0-  ( 109,000)
                                                   ---------- ---------- ----------
      Net Cash Provided by (Used In)
      Investing Activities                               -0-    450,000  ( 132,360)

Cash Flows from Financing Activities
------------------------------------
  Proceeds from Notes Payable                            -0-        -0-     73,500
  Principal Payments on Notes Payable                    -0-  ( 138,500) (   7,500)
  Principal Payments on Long-Term Debt                   -0-  ( 129,490) (  36,751)
  Dividends Paid                                         -0-        -0-  (   2,085)
                                                   ---------- ---------- ----------
      Net Cash Provided by (Used In)
      Financing Activities                         (  67,169)(  267,990)    27,164
                                                   ---------- ---------- ----------
      Increase (Decrease) in Cash
      & Cash Equivalents                           (  67,169)    91,521  (  54,000)

      Cash & Cash Equivalents,
      Beginning of Year                              104,123     12,602     66,602
                                                   ---------- ---------- ----------
      Cash & Cash Equivalents, End of Year         $  36,954  $ 104,123  $  12,602
                                                   ========== ========== ==========
Disclosures from Operating Activities
-------------------------------------
  Interest                                         $     -0-  $  21,232  $  24,368
  Taxes                                                  -0-        -0-        -0-

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

NOTE #2 -  Property and Equipment
---------------------------------

     A summary of property and equipment is as follows:

                                                                 1997        1996           --------------------
     Proved oil and gas properties                          $ 140,184   $ 140,184
     Less accumulated depreciation,
       depletion and amortization                              94,158      88,610
                                                            ----------  ----------             46,026    51,574
                                                            ----------  ----------
     Land                                                      12,410      12,410
     Gas gathering system                                     196,334     196,334
     Machinery and equipment                                  112,788     112,788
     Office furniture and equipment                             5,042       5,042
                                                            ----------  ----------
          Other property and equipment                        326,574     326,574

     Less accumulated depreciation                            236,534     225,117
                                                            ----------  ----------
                                                               90,040     101,457
                                                            ----------  ----------
     Net property and equipment                             $ 136,066   $ 153,031
                                                            ==========  ==========

AOGI incurred depreciation expense of; $ 16,965 $52,086, and $67,373, for the years ended June 30, 1997, 1996, and 1995, respectively.

                      Appalachian Oil & Gas Company, Inc.
             Notes to Consolidated Financial Statements -Continued-

NOTE #3 - Income Taxes
----------------------
     At June 30, 1995, the Company had net operating loss and investment tax credit carryforwards for income tax purposes of approximately $1,394,000 and $30,000, respectively, which expire on or before June 30, 2007. For financial reporting purposes, a valuation allowance of $484,160 has been recognized to offset the deferred tax assets related to these items

     The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1997 and 1996 are as follows:

                                                              1997         1996
                                                         ----------   ----------
     Deferred tax assets:
       Net operating loss                                $ 490,745    $ 462,624
       Investment tax credit                                10,200       10,200
                                                         ----------   ----------
     Total deferred tax assets                             500,945      472,824
     Valuation allowance for
       deferred tax assets                               ( 500,945)   ( 472,824)
                                                         ----------   ----------
          Deferred tax liabilities                             -0-          -0-
                                                         ----------   ----------
          Net deferred tax asset                         $     -0-    $     -0-
                                                         ==========   ==========

NOTE #4 - Statement of Cash Flows Disclosures
---------------------------------------------

     AOGI paid $21,232 and $24,368, in interest during the years ended June 30, 1996, and 1995, respectively.

NOTE #5 - Earnings (Loss) Per Share
-----------------------------------

     Earnings (loss) per share are based on the weighted average number of shares outstanding of 3,235,795, for the years ended June 30, 1997, 1996, and 1995, respectively.

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

Dated: April 21, 1999                      Appalachian Oil & Gas Company, Inc.
                                           a Utah Corporation

                                      By: /S/ Raymond A. Connelly
                                          ------------------------
                                          Raymond A. Connelly, President

DATE                NAME AND TITLE         SIGNATURE

April 21, 1999      Raymond A. Connelly   /S/ Raymond A. Connelly
                    President             -----------------------