Form 10QSB
period 1997-09-30
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1997
                                            ------------------

                                     OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                       Commission file number 0-11732
                                               --------

                     APPALACHIAN OIL & GAS COMPANY, INC
           (Exact name of registrant as specified in its charter)
           ------------------------------------------------------
      UTAH                                                   87-0382031
     -------                                                ------------
(State or other jurisdiction of                        (IRS Employer
Incorporation or organization)                           identification
No.)

511 Second Avenue North, Nashville, TN.                        37201
---------------------------------------                      --------
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

The total number of shares outstanding as of September 30, 1997 was
3,135,795.                                   ------------------
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                   Three Months Ended September 30, 1997

                                   INDEX
                                  -------
                                                                      Page
                                                                      -----

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

     ITEM 4 Submission of Matters to a Vote of Security Holders. . . . 8

     ITEM 5 Other Information. . . . . . . . . . . . . . . . . . . . . 8

     ITEM 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 8


     SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
                       Appalachian Oil & Gas Company, Inc.
                                 Balance Sheets
                       September 30, 1997 & June 30, 1997


                                                          September          June
                                                           30, 1997      30, 1997
                                                        ------------  ------------
Current Assets
---------------
  Cash & Cash Equivalents                               $    27,094   $    36,954
  Accounts Receivable - Trade                                19,844        17,855
                                                        ------------  ------------
      Total Current Assets                                   46,938        54,809

Property & Equipment
--------------------
  Oil & Gas Properties                                      140,184       140,184
  Other Property & Equipment                                326,574       326,574
                                                        ------------  ------------
      Total Property & Equipment                            466,758       466,758

      Less Accumulated Depreciation,
      Depletion & Amortization                              334,933       330,692
                                                        ------------  ------------
      Net Property & Equipment                              131,825       136,066
                                                        ------------  ------------
      Total Assets                                      $   178,763   $   190,875
                                                        ============  ============


                             See Accompanying Notes
                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                       September 30, 1997 & June 30, 1997

                                                          September          June
                                                           30, 1997      30, 1997
                                                        ------------  ------------
Current Liabilities
-------------------
  Accounts Payable - Trade                              $       -0-   $       338
                                                        ------------  ------------
      Total Current Liabilities                                 -0-           338

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 3,135,795
   Shares Issued & Outstanding                               31,358        31,358
  Additional Paid In Capital                              1,814,342     1,814,342
  Retained Deficit                                      ( 1,666,937)  ( 1,655,163)
                                                        ------------  ------------
      Total Stockholders' Equity                            178,763       190,537
                                                        ------------  ------------
      Total Liabilities & Stockholders' Equity          $   178,763   $   190,875
                                                        ============  ============


                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Operations
             For the Three Month Periods September 30, 1997 & 1996

                                                                      Three Month Periods Ended
                                                          September     September
                                                           30, 1997      30, 1996
                                                        ------------  ------------
Revenues
--------
  Oil & Gas Sales                                       $    13,625   $    10,629
  Other                                                         322         1,098
                                                        ------------  ------------
      Total Revenues                                         13,947        11,727

Costs & Expenses
----------------
  Other Operating Expenses                                    7,445         3,008
  Depreciation, Depletion & Amortization                      4,241         4,241
  General & Administrative                                   14,035        19,341
                                                        ------------  ------------
      Total Costs & Expenses                                 25,721        26,590
                                                        ------------  ------------
      Net Income (Loss)                                 ($   11,774)  ($   14,863)
                                                        ============  ============
      Earnings Per Share                                $       .00   $       .00


                             See Accompanying Notes
                      Appalachian Oil & Gas Company, Inc.
                            Statement of Cash Flows
              For the Three Months Ended September 30, 1997 & 1996

                                                                      Three Months Periods Ended
                                                          September     September
                                                           30, 1997      30, 1996
                                                        ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                     ($   11,774)  ($   14,863)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by Operating
   Activities
   Depreciation, Depletion, & Amortization                    4,241         4,241
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Accounts Receivable           (     1,989)       18,429
   Increase (Decrease) in Accounts Payable              (       338)  (    12,345)
   Increase (Decrease) in Accrued Expenses                      -0-   (     1,500)
                                                        ------------  ------------
      Net Cash Provided by Operating Activities         (     9,860)  (     6,038)

Cash Flows from Investing Activities
------------------------------------
  Purchases of Property & Equipment                             -0-           -0-
                                                        ------------  ------------
      Net Cash Used in Investing Activities                     -0-           -0-

Cash Flows from Financing Activities                            -0-           -0-
------------------------------------                    ------------  ------------
      Net Cash Used in Financing Activities                     -0-           -0-

      Increase (Decrease) in Cash & Cash Equivalents    (     9,860)  (     6,038)
                                                        ------------  ------------
      Cash & Cash Equivalents, Beginning of Period           36,954       104,123
                                                        ------------  ------------
      Cash & Cash Equivalents, End of Period            $    27,094   $    98,085
                                                        ============  ============


                           See Accountant's Notes

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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1997 10-K report.

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


     /S/ April 21, 1999                         /S/ Raymond A. Connelly
Date:------------------                     By:-----------------------
                                                Raymond A. Connelly