Form 10QSB
period 1997-12-31
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended   December 31, 1997
                                             ------------------

                                     OR

       ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                       Commission file number 0-11732
                                             --------

                     APPALACHIAN OIL & GAS COMPANY, INC
           (Exact name of registrant as specified in its charter)
          -------------------------------------------------------

      UTAH                                                 87-0382031
     ------                                              --------------
(State or other jurisdiction of                         (IRS Employer
Incorporation or organization)                        identification No.)

511 Second Avenue North, Nashville, TN                        37201
---------------------------------------                     ---------
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

Yes     X           No
     ------              -------

The total number of shares outstanding as of December 31, 1997 was
3,135,795.                                   -----------------
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                     Six Months Ended December 31, 1997

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

                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
                     December 31, 1997 & June 30, 1997

                                                           December          June
                                                           31, 1997      30, 1997
                                                        ------------  ------------
Current Assets
--------------
   Cash & Cash Equivalents                              $    14,616   $    36,954
   Accounts Receivable - Trade                                9,145        17,855
                                                        ------------  ------------
       Total Current Assets                                  23,761        54,809

Property & Equipment
--------------------
   Oil & Gas Properties                                     140,184       140,184
   Other Property & Equipment                               326,574       326,574
                                                        ------------  ------------

       Total Property & Equipment                           466,758       466,758

       Less Accumulated Depreciation, Depletion
       & Amortization                                       339,175       330,692
                                                        ------------  ------------
       Total                                                127,583       136,066
                                                        ------------  ------------
       Total Assets                                     $   151,344   $   190,875
                                                        ============  ============


                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                       December 31, 1997 & June 30, 1997

                                                           December          June
                                                           31, 1997      30, 1997
                                                        ------------  ------------
Current Liabilities
-------------------
   Accounts Payable - Trade                             $       -0-   $       338
                                                        ------------  ------------
       Total Current Liabilities                                -0-           338

Commitments & Contingencies
---------------------------
   Stockholders' Equity
   Common Stock, Par Value $0.01 Per Share,
     100,000,000 Shares Authorized, 3,135,795
     Shares Issued & Outstanding                             31,358        31,358
   Additional Paid In Capital                             1,814,342     1,814,342
   Retained Deficit                                     ( 1,694,356)  ( 1,655,163)
                                                        ------------  ------------
       Total Stockholders' Equity                           151,344       190,537
                                                        ------------  ------------
       Total Liabilities & Stockholders' Equity         $   151,344   $   190,875
                                                        ============   ===========


                             See Accompanying Notes

                      Appalachian Oil & Gas Company, Inc.,
                Consolidated Statement of Operations (Unaudited)
            For the Six Month Periods Ended December 31, 1997 & 1996
           and the Three Month Periods Ended December 31, 1997 & 1996

                                Six Month Periods Ended  Three Month Periods Ended
                                 December      December      December     December
                                 31, 1997      31, 1996      31, 1997     31, 1996
                              ------------  ------------  ------------ ------------
Revenues
--------
  Oil & Gas Sales             $    16,930  $     19,438   $     3,305  $     8,809
  Other                               514         2,255           192        1,157
                              ------------  ------------  ------------ ------------
       Total Revenues              17,444        21,693         3,497        9,966
                              ------------  ------------  ------------ ------------
Costs & Expenses
----------------
  Other Operating Expenses         18,321         8,184        10,876        5,176
  Depreciation, Depletion
   & Amortization                   8,483         8,482         4,241        4,241
  General & Administrative         29,832        48,284        15,799       28,941
                              ------------  ------------  ------------ ------------
       Total Costs &
        Expenses                   56,636        64,950        30,916       38,358
                              ------------  ------------  ------------ ------------
       Net Income (Loss)      ($   39,192) ($    43,257) ($    27,419) ($   28,392)
                              ============  ============  ============ ============
       Earnings (Loss)
       Per Share              $       .00  $        .00  $        .00  $       .00


                             See Accompanying Notes

               Appalachian Oil & Gas Company, Inc., and Subsidiary
                 Consolidated Statement of Cash Flows (Unaudited)
            For the Six Month Periods Ended December 31, 1997 & 1996

                                                               Six-Month Periods
                                                               Ended December 31,
                                                               1997          1996
                                                        ------------  ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                     ($   39,192)  ($   43,257)
  Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
       Depreciation, Depletion & Amortization                 8,483         8,482
       Rounding                                         (         1)            0
  Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable               8,710        22,575
     Increase (Decrease) in Accounts Payable            (       338)  (    12,345)
     Increase (Decrease) in Accrued Expenses                    -0-   (     1,500)
                                                        ------------  ------------
       Net Cash Provided by Operating Activities        (    22,338)  (    26,045)
                                                        ------------  ------------
Cash Flows from Investing Activities                            -0-           -0-
------------------------------------                    ------------  ------------

       Net Cash Used in Operating Activities                    -0-           -0-

Cash Flows from Financing Activities                            -0-           -0-
------------------------------------                    ------------  ------------
       Net Cash Used in Financing Activities                    -0-           -0-

       Increase (Decrease) in Cash &
       Cash Equivalents                                 (    22,338)  (    26,045)

       Cash & Cash Equivalents,
       Beginning of Period                                   36,954       104,123
                                                        ------------  ------------
       Cash & Cash Equivalents,
       End of Period                                    $    14,616   $    78,078
                                                        ============  ============

                             See Accompanying Notes

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

                        PART II - OTHER INFORMATION
                        ---------------------------


Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . .None

Item 2    Changes in the Rights of
          the Company's Security Holders . . . . . . . . . . . . . .None

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


       /S/ April 21, 1999                     /S/ Raymond A. Connelly
Date: -------------------                By:  -----------------------
                                              Raymond A. Connelly

/TEXT>