Form 10QSB
period 1998-03-31
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 2054

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1998
                                                --------------

                                       OR

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         Commission file number 0-11732
                                               --------
                       APPALACHIAN OIL & GAS COMPANY, INC
             (Exact name of registrant as specified in its charter)
             -----------------------------------------------------
      UTAH                                                  87-0382031
     ------                                                 ----------
(State or other jurisdiction of                        (IRS Employer
Incorporation or organization)                           identification No.)

511 Second Avenue North, Nashville, TN                      37201
----------------------------------------                    ------
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

Yes    X       No
     ------         ------

The total number of shares outstanding as of March 31, 1998  was 3,135,795.
                                             --------------      ----------

                      APPALACHIAN OIL & GAS COMPANY, INC.
                                   Form 10-Q
                        Nine Months Ended March 31, 1998


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

                      Appalachian Oil & Gas Company, Inc.
                                 Balance Sheets
                         March 31, 1998 & June 30, 1997


                                                           March           June
                                                        31, 1998       30, 1997
                                                     ------------   ------------
Current Assets
--------------
     Cash & Cash Equivalents                         $     1,713    $    36,954
     Accounts Receivable - Trade                           8,361         17,855
                                                     ------------   ------------
          Total Current Assets                            10,074         54,809

Property & Equipment
--------------------
     Oil & Gas Properties                                140,184        140,184
     Other Property & Equipment                          326,574        326,574
                                                     ------------   ------------
          Total Property & Equipment                     466,758        466,758

       Less Accumulated Depreciation, Depletion
       & Amortization                                    343,416        330,692
                                                     ------------   ------------
          Total                                          123,342        136,066
                                                     ------------   ------------
          Total Assets                               $   133,416    $   190,875
                                                     ============   ============

                           See Accountant's Note

                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                         March 31, 1998 & June 30, 1997

                                                           March           June
                                                        31, 1998       30, 1997
                                                     ------------   ------------
Current Liabilities
-------------------
     Accounts Payable - Trade                        $       -0-    $       338
                                                     ------------   ------------
Commitments & Contingencies
---------------------------
     Stockholders' Equity
     Common Stock, Par Value $0.01 Per Share,
       100,000,000 Shares Authorized, 3,135,795
       Shares Issued & Outstanding                        31,358         31,358
     Additional Paid In Capital                        1,814,342      1,814,342
     Retained Deficit                                ( 1,712,284)   ( 1,655,163)
                                                     ------------   ------------
          Total Stockholders' Equity                     133,416        190,537
                                                     ------------   ------------
          Total Liabilities & Stockholders' Equity   $   133,416    $   190,875
                                                     ============   ============

                           See Accountant's Notes

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Operations
            For the Three Month Periods Ended March 31, 1998 & 1997
             and the Nine Month Periods Ended March 31, 1998 & 1997

                                  For the Three Month         For the Nine Month
                                Periods Ended March 31,    Periods Ended March 31,
                                     1998          1997          1998         1997
                              ------------  ------------  ------------ ------------
Revenues
--------
  Oil & Gas Sales             $       -0-   $     7,311   $    16,930  $    26,749
  Other                                37           600           550        2,855
                              ------------  ------------  ------------ ------------
     Total Revenues                    37         7,911        17,480       29,604

Costs & Expenses
----------------
  Other Operating Expenses            -0-           609        18,321        8,793
  Depreciation, Depletion &
   Amortization                     4,241         4,241        12,724       12,723
  General & Administrative         13,724        23,635        43,555       71,919
                              ------------  ------------  ------------ ------------
     Total Costs & Expenses        17,965        28,485        74,600       93,435
                              ------------  ------------  ------------ ------------
     Net Income (Loss)       ($    17,928) ($    20,574) ($    57,120)($    63,831)
                              ============  ============  ============ ============
     Earnings Per Share       $       .00   $       .00   $       .00  $       .00


                           See Accompanying Notes

                    Appalachian Oil & Gas Company, Inc.
                          Statement of Cash Flows
           For the Nine Month Periods Ended March 31, 1998 & 1997

                                                               For the Nine Month
                                                           Periods Ended March 31,
                                                                 1998         1997
                                                          ------------ ------------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                       ($   57,120) ($   63,831)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by
   Operating Activities
    Depreciation, Depletion, & Amortization                    12,724       12,723
  Rounding                                                (         1)           1
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Accounts Receivable                   9,494       27,784
  Increase (Decrease)in Accounts Payable                  (       338) (    12,345)
  Increase (Decrease) in Accrued Expenses                         -0-  (     1,662)
                                                          ------------ ------------
     Net Cash Provided by Operating Activities            (    35,241) (    37,330)

Cash Flows from Investing Activities
------------------------------------
  Proceeds from Sale of Assets                                    -0-          -0-
                                                          ------------ ------------
     Net Cash Used in Investing Activities                        -0-          -0-

Cash Flows from Financing Activities                              -0-          -0-
------------------------------------                      ------------ ------------
     Net Cash Used in Financing Activities                        -0-          -0-

     Increase (Decrease) in Cash & Cash Equivalents       (    35,241) (    37,330)

     Cash & Cash Equivalents, Beginning of Period              36,954      104,123
                                                          ------------ ------------
     Cash & Cash Equivalents, End of Period               $     1,713  $    66,793
                                                          ============ ============

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

                          PART II - OTHER INFORMATION
                          ----------------------------

Item 1    Legal Proceedings. . . . . . . . . . . . . . . . . . . . None

Item 2    Changes in the Rights of the
          Company's Security Holders . . . . . . . . . . . . . . . None

Item 3    Defaults by the Company on its Senior Securities . . . . None

Item 4    Results of Votes of Security Holders . . . . . . . . . . None

Item 5    Other Information. . . . . . . . . . . . . . . . . . . . None

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . None

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     /S/ April 20, 1999                  /S/ Raymond A. Connelly
Date:------------------              By: ------------------------
                                         Raymond A. Connelly