Form 10KSB
period 1998-06-30
APPALACHIAN OIL & GAS CO INC
filed 1999-04-23
CIK 732814

U. S. Securities and Exchange Commission
                          Washington D. C.  20549
                                FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1998
                               -------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to __________________

                        Commission File No. 0-11732
                                            -------

                    Appalachian Oil & Gas Company, Inc.
                    ------------------------------------
               (Name of Small Business Issuer in its Charter)

      UTAH                                                   87-0382031
     ------                                                 ------------
(State of Other Jurisdiction                        (IRS Employer I.D. No.)
 of incorporation or organization)

                701 Second Avenue North, Nashville, TN 37201
                --------------------------------------------
             (Address of Small Business Issuer in its Charter)

               Issuer's Telephone Number:    (615) 254-4789
                                             ---------------

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

Check if there is no disclosure of delinquent files in response to Item 40S of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ( )

State Issuer's revenues for its most recent fiscal year: $18,271.00. The Exhibit Index commences on page 11.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

June 30, 1998, $ .03.  There are approximately 8,135,795 shares of common
-------------- ------                          ---------
voting stock of the Registrant held by non-affiliates.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 12 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes    X       No
     ------         -----

                 (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:
8,135,795 Shares as of September 23, 1998.
------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------

A description of "Documents Incorporated by Reference" is contained in Item 14 of this Report.

    Transitional Small Business Issuer Format   Yes           No   X
                                                       -----      -----

                    APPALACHIAN OIL & GAS COMPANY, INC.

                                   INDEX

                                                                             Page No.
                                                                             --------
Part I

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

Part II
  Item 5.   Market for Registrant's Common
            Equity and Related Matters . . . . . . . . . . . . . . . . . . . . .9

  Item 6.   Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . 10

  Item 7.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations . . . . . . . . . . . . . . . 10

  Item 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 10

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure. . . . . . . . . . . . . . . . 10
Part III
  Item 10.  Directors and Executive Officers of the Registrant . . . . . . . . 11

  Item 11.  Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management . . . . . . . . . . . . . . . . . . . . . . . . . . 11

  Item 13.  Certain Relationships and Related Transactions . . . . . . . . . . 12

  Item 14.  Exhibits, Financial Statements, Schedules and
            Reports on Form 10-K . . . . . . . . . . . . . . . . . . . . . . . 13

            Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14
/TABLE

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

The Company ceased to be engaged in the oil and gas industry.

Business
--------
Drilling Program
----------------

During the period after the sale of the 60% interest in its oil and gas wells, royalties from gas sales have declined and ceased in the fourth fiscal quarter of the year ended June 30, 1998. The Company has requested production records from K Petroleum, but has not been able to obtain them as of the date of this report.

Competition and Markets
-----------------------

The competitive business conditions which affect the Company's Operating Contractors competitive position in the industry include the price of gas as determined by supply and demand, the availability of gas from the Company's Operator and other competitors, weather conditions, and the extremely high cost of the compression and transportation of the gas that is required of the Operating Contractors because of the existing pressure conditions of the Company's sole purchaser, Somerset Gas Services.

There are a large number of companies, partnerships and individuals engaged in exploration, development and production of oil and gas properties in the area including, but not limited to, Delta Gas, Wiser Oil Company, Petro Flow, Incorporated, PXT, Incorporated, Southern Gas Company, Incorporated and Midamco, Incorporated.


Government Regulation
---------------------

Activities of the Operator are regulated by several state and federal agencies and by several state and federal acts. The Company is regulated by the Environmental Protection Agency, the United States Forestry Service, the United States Department of Agriculture, United States Bureau of Land Management, Kentucky Public Service Commission, Kentucky Environmental Protection Agency- Division of Water, and the Kentucky Bureau of Mines and Minerals. Specific acts and statutes which govern the Company include the Federal Environmental Protection Act, the Kentucky Environmental Protection Act and Clean Water and Air Act, the Kentucky Public Service Commission Law Annotated, Kentucky revised statutes Chapter 74, and the Commonwealth of Kentucky, Department of Mines and Minerals permitting drilling operations and the approval of drilled wells for production.

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

Employees
---------
As of June 30, 1998, the Company employed one person,  Patsy Fly as Office
Manager.

Item 2. Properties
------------------
The following table sets forth the approximate gross and net acres of undeveloped and developed oil and gas properties of the Company at June 30, 1998. The Company has an undivided 40% interest in these wells.

                                UNDEVELOPED
               State               Gross Acres         Net Acres
               ---------           -----------         ---------
                Kentucky            1,100.00            908.00
                TOTAL               1,100.00            908.00

                                 DEVELOPED
               State               Gross Acres         Net Acres
               ---------           -----------         ---------
                Kentucky            2,910               2,206
                TOTAL               2,910               2,206

               The Company's oil and gas interests are located in Clay County in Kentucky.

Oil and Gas Wells
-----------------
The table below shows the number of the Company's gross and net oil and gas wells as of June 30, 1998. Gross wells are the total number of wells in which the Company owns a working interest, and net wells refer to the average of the fractional net revenue interests owned by the Company in gross wells. Dry holes are not included. The Company holds a 40% undivided interest these wells.

               Total     Total           Oil                 Gas
State          Gross     Net       Gross     Net       Gross     Net
---------      ------    -----     -----     -----     -----     ----
Kentucky       30        57.245    0         .0000     30        57.245

Reserves
--------
Richard M. Russell and Associates, consulting engineers of Nashville, Tennessee, rendered an engineering evaluation as of June 30, 1997, of the Company's interest in gas and oil properties. Since the Company is not longer actively engaged as an operator of the wells no subsequent evaluations have been made.

Present Activities
------------------
The Company has no oil and gas activities a this time.

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

For the Quarter Ended              High      Low
----------------------             -----     -----
September 30, 1997                 .15       .03
December 31, 1997                  .15       .03
March 31, 1998                     .10       .03
June 30, 1998                      .10       .03

At June 30, 1998, the Company had approximately 750 shareholders of record.

Dividends
---------
There have been no dividends declared since the date of the Company's organization and no dividends are contemplated to be paid in the foreseeable future. It will continue to be the Company's policy to expend any earnings in developing its gas and oil business.

Item 6. Selected Financial Data
-------------------------------

                             06/30/98    06/30/97   06/30/96   06/30/95   06/30/94
                            ---------   ---------  ---------  ---------  ---------
Revenues                      $17,721     $48,723   $357,273   $539,395   $721,179
Income (Loss) from
 Continuing Operation       ($130,605)   ($82,709)  $(73,494) ($197,130)  $121,727
Income (Loss) from
 Continuing Operations
 Per Common Share               (0.03)     (0.03)      (0.01)      (.05)      0.04
Total Assets                 $122,400    $190,875   $287,591   $633,533   $851,628
Long-Term Obligations        $    -0-    $    -0-   $    -0-   $129,490   $166,242
Cash Dividends Declare            N/A         N/A        N/A        N/A        N/A

The gain on sale of assets resulted from the sale of 60% of the assets to
K. Petroleum, Inc., (KPI). The significant decrease in total assets also resulted form that sale.

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
-------------------------------------------------------------------------
The following discussion should be read in conjunction with the Financial Statements and their related notes, which are included elsewhere in this report.

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

In 1997 and 1998, the Operator reported declining production and in May 1998, reported that production had ceased. The Company currently seeks verification of those reports.

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

Item 8. Financial Statements
----------------------------
Financial Statements begin on page 15.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
The Company did not re-appoint York, Neel & Company as its Certified Public Accountant. There were no disagreements with York, Neel & Company.

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


Name                       Position               Assumed Office
-------------------        ------------           --------------
Raymond A. Connelly        Director/              April, 1990
Age 65                     Chairman

Turner Snodgrass           Director               May 1996
Age 45

Bill Jones                 Director               May 1996
Age 68                     Secretary/Treasurer

David Cooley               Director               1997
Age 36

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

Bill Jones
----------
Mr. Jones is a self-employed businessman. He has been involved in the gas and oil business since 1964. He has been involved in numerous other businesses, but basically gas and oil. He started Eastern Petroleum Corporation in 1969 and sold his interest in 1991.

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

Item 11. Compensation
---------------------
Annual Compensation Paid to Officers and Directors for Fiscal Year
------------------------------------------------------------------

                                               Other     Rest-    Secur-
                                              Annual    ricted     ities
Name &                                       Compen-     Stock    Under-      LTIP
Principal       Fiscal    Salary     Bonus    sation    Awards     lying   Payouts
Postiion          Year       ($)       ($)       ($)       ($)   Options       ($)
-----------------------------------------------------------------------------------
Ray Connelly      1998     $ -0-     $ -0-     $ -0-     $ -0-     $ -0-     $ -0-
Turner Snodgrass  1998       -0-       -0-       -0-       -0-       -0-       -0-
Bill Jones        1998       -0-       -0-       -0-       -0-       -0-       -0-
David Cooley      1998       -0-       -0-       -0-       -0-       -0-       -0-
-----------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The following sets forth, as of June 30, 1995, certain information regarding ownership of the common stock of the Company by (i) all persons known by the Company to be the beneficial owners of as much as five percent (5%) of the outstanding common stock of the company, (ii) each Officer and Director and (iii) all Officers and Directors as a group.

     Title of       Name & Address of               Amount       Percent of
     Class          Beneficitial Owner                           Class
     -----------------------------------------------------------------------
     Common Stock   Raymond A. Connelly             5,332,109    65.54
                    701 2nd Avenue No.                           (1)
                    Nashville, Tennessee
     -----------------------------------------------------------------------
     Common Stock   Aymkone PTY, LTD.               750,000      17.8
                    Sydney, Australia
     -----------------------------------------------------------------------
     Common Stock   Industrial Resources, Inc.      240,000      5.7
                    Knoxville, Tennessee
     -----------------------------------------------------------------------
     Common Stock   Turner Snodgrass                2,400        NIL
                    701 2nd Avenue No.
                    Nashville, Tennesseee
     -----------------------------------------------------------------------

The Company's directors and executive officer owned a total of 5,334,509 shares of the Company's common stock.

(1) Includes 67,000 shares owned by First Place Corporation of Nashville, Tennessee. Mr. Connelly is President of First Place Corporation.

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

Item 14. Financial Statement Schedules and Exhibits
---------------------------------------------------

     Financial Statement Schedules for the year ended June 30, 1998.

     Exhibits.

     E-1  23   Consent of Schvaneveldt & Company






                    Appalachian Oil & Gas Company, Inc.

                            Financial Statements

                            June 30, 1998 & 1997
/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                        275 East South Temple, #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.

                        Independent Auditors Report
                        ---------------------------

Board of Directors
Appalachian Oil & Gas Company, Inc.

I have audited the accompanying balance sheets of Appalachian Oil & Gas Company, Inc., as of June 30, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended June 30, 1998 & 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Appalachian Oil & Gas Company, Inc., as of June 30, 1998, and the results of its operations and its cash flows for the years ended June 30, 1998 & 1997, in conformity with generally accepted accounting principles.



/S/ Schvaneveldt & Company
Salt Lake City, Utah
April 6, 1998

                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
                       June 30, 1998 & June 30, 1997


                                                                 June         June
                                                             30, 1998     30, 1997
                                                          ------------ ------------
Current Assets
--------------
  Cash & Cash Equivalents                                 $        75  $    36,954
  Accounts Receivable - Trade                                   3,225       17,855
                                                          ------------ ------------
      Total Current Assets                                      3,300       54,809

Property & Equipment
--------------------
  Oil & Gas Properties                                        140,184      140,184
  Other Property & Equipment                                  326,574      326,574
                                                          ------------ ------------
      Total Property & Equipment                              466,758      466,758

  Less Accumulated Depreciation, Depletion
   & Amortization                                             347,658      330,692
                                                          ------------ ------------
      Total Property & Equipment                              119,100      136,066
                                                          ------------ ------------
      Total Assets                                        $   122,400  $   190,875
                                                          ============ ============

   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                           Balance Sheets -Continued-
                         June 30, 1998 & June 30, 1997

                                                                 June         June
                                                             30, 1998     30, 1997
                                                          ------------ ------------
Current Liabilities
-------------------
  Accounts Payable - Trade                                $    12,468  $       338

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized,
   8,135,795 & 3,135,795 Shares Issued
   & Outstanding Respectively                                  81,358       31,358
  Additional Paid In Capital                                1,814,342    1,814,342
  Retained Deficit                                         (1,785,768)  (1,655,163)
                                                          ------------ ------------
      Total Stockholders' Equity                              109,932      190,537
                                                          ------------ ------------
      Total Liabilities & Stockholders' Equity            $   122,400  $   190,875
                                                          ============ ============


   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Operations
                 For the Years Ended June 30, 1998, 1997 & 1996


                                                   1998          1997         1996
                                            ------------  ------------ ------------
Revenues
--------
  Oil & Gas Sales                           $    17,721   $    48,723  $   355,225
  Sale of Oil & Gas Leases                          -0-           -0-      106,834
  Other                                             550         3,117        2,048
                                            ------------  ------------ ------------
       Total Revenues                            18,271        51,840      464,107

Costs & Expenses
----------------
  Other Operating Expenses                       17,908        35,530      244,232
  Depreciation, Depletion & Amortization         16,965        16,965       52,086
  Interest                                          -0-           -0-       21,232
  General & Administrative                      114,003        82,054      113,217
                                            ------------  ------------ ------------
       Total Costs & Expenses                   148,876       134,549      430,767
                                            ------------  ------------ ------------
     Net Income (Loss)                      (   130,605)  (    82,709)      33,340
                                            ============  ============ ============
     Income (Loss) Per Share                ($      .02)  ($      .03)  $      .01

   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                       Statement of Stockholders' Equity
                       From July 1, 1993 to June 30, 1998

                                                                        Additional
                                                 Common       Paid In  Accumulated
                                    Shares        Stock       Capital      Deficit
                              -----------------------------------------------------
Balance, July 1, 1993            4,202,399     $ 42,024    $1,743,676  ($1,636,013)

Common Stock Canceled           (1,026,604)     (10,266)       10,266

Common Stock Issued                 60,000          600        59,400

Net Income for the Year
Ended June 30, 1994                                                        121,727
                              -----------------------------------------------------
Balance, June 30, 1994           3,235,795       32,358     1,813,342   (1,514,286)

Net Loss for the Year
Ended June 30, 1995                                                     (   91,508)
                              -----------------------------------------------------
Balance, June 30, 1995           3,235,795       32,358     1,813,342   (1,605,794)

Shares Returned to Company
for Cancellation                  (100,000)      (1,000)        1,000

Net Income for the Year
Ended June 30, 1996                                                         33,340
                              -----------------------------------------------------
Balance, June 30, 1996           3,135,795       31,358     1,814,342   (1,572,454)

Net Loss for the Year
Ended June 30, 1997                                                     (   82,709)
                              -----------------------------------------------------
Balance, June 30, 1997           3,135,795       31,358     1,814,342   (1,655,163)

Shares Issued for Services
at $.01 Per Share                5,000,000       50,000

Net Loss for the Year
Ended June 30, 1998                                                     (  130,605)
                              -----------------------------------------------------
Balance, June 30, 1998           8,135,795     $ 81,358    $1,814,342  ($1,785,768)
                              =====================================================

   The accompanying notes are an integral part of these financial statements

                      Appalachian Oil & Gas Company, Inc.
                            Statement of Cash Flows
                 For the Years Ended June 30, 1998, 1997 & 1996

                                                     1998         1997        1996
                                               -----------  ----------- -----------
Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                            ($  130,605) ($   82,709)$    33,340
 Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by
  Operating Activities
   Depreciation, Depletion & Amortization          16,965       16,965      52,086
   Rounding                                             1          -0-         -0-
   Shares Issued for Services (Non-Cash)           50,000          -0-         -0-
   Gain on Sale of Properties                         -0-          -0-    (106,834)
  Changes in Operating Assets & Liabilities
   (Increase) Decrease in Accounts Receivable      14,630       12,582      42,211
   Increase (Decrease) in Accounts Payable         12,130      (12,007)   (107,940)
   Increase (Decrease) in Accrued Expenses            -0-       (2,000)     (3,352)
                                               -----------  ----------- -----------
     Net Cash Provided by (Used In)
     Operating Activities                      (   36,879)  (   67,169) (   90,489)
                                               -----------  ----------- -----------
Cash Flows from Investing Activities
------------------------------------
 Purchase from Sale of Property & Equipment           -0-          -0-     450,000
                                               -----------  ----------- -----------
     Net Cash Provided by (Used In)
     Investing Activities                             -0-          -0-     450,000

Cash Flows from Financing Activities
------------------------------------
 Principal Payments on Notes Payable                  -0-          -0-  (  138,500)
 Principal Payments on Long-Term Debt                 -0-          -0-  (  129,490)
                                               -----------  ----------- -----------
     Net Cash Provided by (Used In)
      Financing Activities                            -0-          -0-  (  267,990)
                                               -----------  ----------- -----------
     Increase (Decrease) in Cash &
     Cash Equivalents                          (   36,879)  (   67,169)     91,521
                                               -----------  ----------- -----------
     Cash & Cash Equivalents,
     Beginning of Year                             36,954      104,123      12,602
                                               -----------  ----------- -----------
     Cash & Cash Equivalents,
     End of Year                               $       75   $   36,954  $  104,123
                                               ===========  =========== ===========


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

             Appalachian Oil & Gas Company, Inc. And Subsidiary
           Notes to Consolidated Financial Statements -Continued-

NOTE #2 -  Property and Equipment
---------------------------------
A summary of property and equipment is as follows:

                                                             1998       1997
                                                        ---------- ----------
     Proved oil and gas properties                      $ 140,184  $ 140,184
     Less accumulated depreciation,
       depletion and amortization                          96,210     94,158
                                                        ---------- ----------
                                                           43,974     46,026
                                                        ---------- ----------
     Land                                                  12,410     12,410
     Gas gathering system                                 196,334    196,334
     Machinery and equipment                              112,788    112,788
     Office furniture and equipment                         5,042      5,042
                                                        ---------- ----------
          Other property and equipment                    326,574    326,574

     Less accumulated depreciation                        251,448    236,534
                                                        ---------- ----------
                                                           75,126     90,040
                                                        ---------- ----------
     Net property and equipment                         $ 119,100  $ 136,066
                                                        ========== ==========

AOGI incurred depreciation expense of; $ 16,965 $16,965, and $52,086, for the years ended June 30, 1998, 1997, and 1996, respectively.

NOTE #3 - Income Taxes
----------------------
At June 30, 1998, the Company had net operating loss and investment tax credit carryforwards for income tax purposes of approximately $1,394,000 and $30,000, respectively, which expire on or before June 30, 2007. For financial reporting purposes, a valuation allowance of $528,351 has been recognized to offset the deferred tax assets related to these items.

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:


                                                              1998         1997
                                                        -----------  -----------
     Deferred tax assets:
       Net operating loss                               $  518,151   $  490,745
       Investment tax credit                                10,200       10,200
                                                        -----------  -----------
     Total deferred tax assets                             528,351      500,945
     Valuation allowance for
       deferred tax assets                              (  528,351)  (  500,945)
                                                        -----------  -----------
          Deferred tax liabilities                             -0-          -0-
                                                        -----------  -----------
          Net deferred tax asset                        $      -0-   $      -0-
                                                        ======================

             Appalachian Oil & Gas Company, Inc. And Subsidiary
           Notes to Consolidated Financial Statements -Continued-

NOTE #4 - Statement of Cash Flows Disclosures
---------------------------------------------
AOGI paid $21,232, in interest during the years ended June 30, 1996. AOGI issued 5,000,000 shares of common stock restricted for services valued at $50,000.

NOTE #5 - Earnings (Loss) Per Share
-----------------------------------
Earnings (loss) per share are based on the weighted average number of shares outstanding of 3,235,795, for the years ended June 30, 1998, 1997, and 1996, respectively.

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

Dated:    April 21, 1999           Appalachian Oil & Gas Company, Inc.
                                   a Utah Corporation

                                   By: /s/ Raymond A. Connelly
                                   ----------------------------
                                   Raymond A. Connelly, President

DATE                NAME AND TITLE      SIGNATURE
-----------------   ------------------- -------------------------
April 21, 1999      Raymond A. Connelly /S/ Raymond A. Connelly
                    President