Form 10QSB
period 1998-09-30
APPALACHIAN OIL & GAS CO INC
filed 1999-07-30
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1998
                                            -------------------

                                     OR

      (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                       Commission file number 0-11732
                                             --------

                     APPALACHIAN OIL & GAS COMPANY, INC
                     ----------------------------------
           (Exact name of registrant as specified in its charter)

     UTAH                                                      87-0382031
   ---------                                                  ------------
(State or other jurisdiction of                               (IRS Employer
Incorporation or organization)                          identification No.)

6975 South Union Park Center, Suite #600, Midvale,Utah               84047
------------------------------------------------------              -------
(Address of principal executive offices)                         (Zip Code)

Registrants telephone number, including area code           (801) 949-7759
                                                            ---------------
701 Second Avenue North, Nashville, TN                               37201
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X           No
     ------            ------

     The total number of shares outstanding as of  September 30, 1998 was
                                                 ---------------------
8,135,795.
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                   Three Months Ended September 30, 1998



                                   INDEX
                                  -------

                                                                    Page
                                                                   ------

PART I      Financial Information

     ITEM 1 Financial Statements

        Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . 3

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

     ITEM 4 Submission of Matters to a Vote of Security Holders. . . . 9

     ITEM 5  Other Information . . . . . . . . . . . . . . . . . . . . 9

     ITEM 6 Exhibits and Reports on Form 8-K . . . . . . . . . . . . . 9


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
               September 30, 1998 (Unaudited) & June 30, 1998



                                                    September         June
                                                     30, 1998     30, 1998
                                                   -----------  -----------
Current Assets
--------------
   Cash & Cash Equivalents                          $      362  $        75
   Accounts Receivable - Trade                           1,373        3,225
                                                    -----------  -----------
       Total Current Assets                              1,735        3,300

Property & Equipment
--------------------
   Oil & Gas Properties                                140,184      140,184
   Other Property & Equipment                          326,574      326,574
                                                    -----------  -----------
       Total Property & Equipment                      466,758      466,758

  Less Accumulated Depreciation, Depletion
    & Amortization                                     377,433      347,658
                                                    -----------  -----------
       Total                                            89,325      119,100
                                                    -----------  -----------
       Total Assets                                 $   91,060  $   122,400
                                                    ===========  ===========


                           See Accompanying Notes
                                   Page 3
                    Appalachian Oil & Gas Company, Inc.
                         Balance Sheets -Continued-
               September 30, 1998 (Unaudited) & June 30, 1998


                                                    September         June
                                                     30, 1998     30, 1998
                                                   -----------  -----------
Current Liabilities
-------------------
   Accounts Payable - Trade                         $   12,468  $    12,468
   Amounts Due Officers                                  1,000          -0-
                                                    -----------  -----------
       Total Current Liabilities                        13,468       12,468

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 8,135,795
   Shares Issued & Outstanding                         81,358       81,358
  Additional Paid In Capital                        1,814,342    1,814,342
  Retained Deficit                                 (1,818,108) ( 1,785,768)
                                                   -----------  -----------
      Total Stockholders' Equity                       77,592      109,932
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $   91,060  $   122,400
                                                   ===========  ===========


                           See Accompanying Notes
                                   Page 4


                    Appalachian Oil & Gas Company, Inc.
                    Statement of Operations (Unaudited)
           For the Three Month Periods September 30, 1998 & 1997


                                                 Three Month Periods Ended
                                                    September    September
                                                     30, 1998     30, 1997
                                                   -----------  -----------
Revenues
--------
   Oil & Gas Sales                                  $      -0-  $    13,625
   Other                                                   -0-          322
                                                    -----------  -----------
      Total Revenues                                      -0-       13,947

Costs & Expenses
----------------
  Other Operating Expenses                                -0-        7,445
  Depreciation, Depletion & Amortization               29,775        4,241
  General & Administrative                              2,565       14,035
                                                   -----------  -----------
      Total Costs & Expenses                           32,340       25,721

      Net Income (Loss)                            ($  32,340) ($   11,774)
                                                   ===========  ===========
      Earnings Per Share                           $      .00  $       .00


                           See Accompanying Notes
                                   Page 5

                    Appalachian Oil & Gas Company, Inc.
                    Statement of Cash Flows (Unaudited)
            For the Three Months Ended September 30, 1998 & 1997


                                                Three Months Periods Ended
                                                    September    September
                                                     30, 1998     30, 1997
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                ($  32,340) ($   11,774)
  Adjustments to Reconcile Net Income
   (Loss) to Net Cash Provided by Operating
   Activities
   Depreciation, Depletion, & Amortization             29,775        4,241
  Changes in Operating Assets & Liabilities
  (Increase) Decrease in Accounts Receivable           1,852  (     1,989)
  Increase (Decrease) in Accounts Payable                -0-  (       338)
  Increase (Decrease) in Due to Officers               1,000          -0-
                                                  -----------  -----------
     Net Cash Provided by Operating Activities           287  (     9,860)

Cash Flows from Investing Activities
------------------------------------
  Purchases of Property & Equipment                       -0-          -0-
                                                   -----------  -----------
      Net Cash Used in Investing Activities               -0-          -0-

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------

      Net Cash Used in Financing Activities               -0-          -0-

      Increase (Decrease) in Cash
      & Cash Equivalents                                  287  (     9,860)

      Cash & Cash Equivalents,
      Beginning of Period                                  75       36,954
                                                   -----------  -----------
      Cash & Cash Equivalents, End of Period       $      362  $    27,094
                                                   ===========  ===========


                           See Accompanying Notes
                                   Page 6


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

The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's June 30, 1998 10-K report.


                                   Page 7

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

The Company hopes to sell the remaining 40% and seeks to find a new business activity. The Company does not have sufficient cash for the next years operations.


Results of Operations
---------------------

The Company now has limited cash flows from its 40% interest in the oil and gas wells. It seeks to obtain from K-Petroleum, Inc., production report to explain the dramatic decrease in gross revenues. To date K-Petroleum, Inc., has resisted releasing these reports.




                                   Page 8

                        PART II - OTHER INFORMATION

Item 1    Legal Proceedings

          In June of 1999, the Company commenced a lawsuit in Franklin
          County, Ohio (Case Number 99-CVH06-4459), against K
          Petroleum, Inc., and Jam Khorrami. The suit alleges, among other things, that the Defendants breached to the operating agreement, wrongfully withheld accounting, converted payments owed to the Company, breached fiduciary duties, and tortuously interfered with contractual relations and business opportunities. The litigation is currently in the discovery stage.

Item 2    Changes in the Rights of the Company's Security Holders. . .None

Item 3    Defaults by the Company on its Senior Securities . . . . . .None

Item 4    Results of Votes of Security Holders . . . . . . . . . . . .None

Item 5    Other Information

          In April 1999, Robert Kroph, was appointed to the Board and appointed President of the Company.

Item 6    Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .None




                                   Page 9
                                 SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


     /S/ July 26, 1999                           /S/ Robert Kroph
Date:--------------------                    By:-------------------------------
         July 26, 1999                         Robert Kroph President & Director








                                  Page 10



