Form 10QSB
period 1998-12-31
APPALACHIAN OIL & GAS CO INC
filed 1999-07-30
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended December 31, 1998
                                             ------------------

                                     OR

      (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __________ to ___________

                       Commission file number 0-11732
                                              -------

                     APPALACHIAN OIL & GAS COMPANY, INC
                    ------------------------------------
           (Exact name of registrant as specified in its charter)

     UTAH                                                      87-0382031
    ------                                                    -----------
(State or other jurisdiction of                               (IRS Employer
Incorporation or organization)                          identification No.)

6975 South Union Park Center, Suite #600, Midvale, Utah              84047
-------------------------------------------------------             ------
(Address of principal executive offices)                         (Zip Code)

Registrants telephone number, including area code           (801) 949-7759
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

Yes     X           No
     -------              ------

     The total number of shares outstanding as of  December 31, 1998 was
8,135,795.                                           ------------------
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                     Six Months Ended December 31, 1998


                                   INDEX

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

                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
               December 31, 1998 (Unaudited) & June 30, 1998



                                                     December         June
                                                     31, 1998     30, 1998
                                                   -----------  -----------
Current Assets
--------------
   Cash & Cash Equivalents                          $      138  $        75
   Accounts Receivable - Trade                           1,077        3,225
                                                    -----------  -----------
       Total Current Assets                              1,215        3,300

Property & Equipment
--------------------
   Oil & Gas Properties                                140,184      140,184
   Other Property & Equipment                          326,574      326,574
                                                    -----------  -----------
       Total Property & Equipment                      466,758      466,758

  Less Accumulated Depreciation, Depletion
    & Amortization                                     407,208      347,658
                                                    -----------  -----------
       Total                                            59,550      119,100
                                                    -----------  -----------
       Total Assets                                 $   60,765  $   122,400
                                                    ===========  ===========


                           See Accompanying Notes
                                   Page 3
                    Appalachian Oil & Gas Company, Inc.
                         Balance Sheets -Continued-
               December 31, 1998 (Unaudited) & June 30, 1998

                                                     December         June
                                                     31, 1998     30, 1998
                                                   -----------  -----------
Current Liabilities
-------------------
   Accounts Payable - Trade                         $    2,586  $    12,468
   Due to Officers                                      14,000          -0-
                                                    -----------  -----------
       Total Current Liabilities                        16,586       12,468

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 8,135,795
    Shares Issued & Outstanding                         81,358       81,358
   Additional Paid In Capital                        1,814,342    1,814,342
   Retained Deficit                                 (1,851,521) ( 1,785,768)
                                                    -----------  -----------
       Total Stockholders' Equity                       44,179      109,932
                                                    -----------  -----------
       Total Liabilities & Stockholders' Equity     $   60,765  $   122,400
                                                    ===========  ===========

                           See Accompanying Notes
                                   Page 4

                    Appalachian Oil & Gas Company, Inc.,
              Consolidated Statement of Operations (Unaudited)
          For the Six Month Periods Ended December 31, 1998 & 1997
         and the Three Month Periods Ended December 31, 1998 & 1997


                                             Six Months             Three Months
                                          Periods Ended            Periods Ended
                                  December     December    December     December
                                  31, 1998     31, 1997    31, 1998     31, 1997
                                -----------  ----------- -----------  -----------

Revenues
--------
   Oil & Gas Sales               $      -0-   $   16,930  $      -0-   $    3,305
   Other                                -0-          514         -0-          192
                                 -----------  ----------- -----------  -----------
      Total Revenues                    -0-       17,444         -0-        3,497

Costs & Expenses
----------------
   Other Operating Expenses             -0-       18,321         -0-       10,876
   Depreciation, Depletion
    & Amortization                   59,550        8,483      29,775        4,241
   General & Administrative           6,203       29,832       3,638       15,799
                                 -----------  ----------- -----------  -----------
      Total Costs & Expenses         65,753       56,636      33,413       30,916
                                 -----------  ----------- -----------  -----------
      Net Income (Loss)          ($  65,753)  ($  39,192) ($  33,413)  ($  27,419)
                                 ===========  =========== ===========  ===========

      Earnings (Loss) Per Share  ($     .01)  $      .00  $      .00   $      .00


                           See Accompanying Notes
                                   Page 5

            Appalachian Oil & Gas Company, Inc., and Subsidiary
              Consolidated Statement of Cash Flows (Unaudited)
          For the Six Month Periods Ended December 31, 1998 & 1997


                                                         Six-Month Periods
                                                        Ended December 31,
                                                         1998         1997
                                                   -----------  -----------
Cash Flows from Operating Activities
------------------------------------
  Net Income (Loss)                                ($  65,753) ($   39,192)
  Adjustments to Reconcile Net Income (Loss) to
     Net Cash Provided by Operating Activities:
       Depreciation, Depletion & Amortization          59,550        8,483
        Rounding                                          -0-  (         1)
  Changes in Operating Assets & Liabilities:
     (Increase) Decrease in Accounts Receivable         2,148        8,710
     Increase (Decrease) in Accounts Payable       (    9,882) (       338)
     Increase (Decrease) Due to Officers               14,000          -0-
                                                   -----------  -----------

       Net Cash Provided by Operating Activities           63  (    22,338)

Cash Flows from Investing Activities                      -0-          -0-
------------------------------------               -----------  -----------

       Net Cash Used in Operating Activities              -0-          -0-

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------
       Net Cash Used in Financing Activities              -0-          -0-

       Increase (Decrease) in Cash &
       Cash Equivalents                                    63  (    22,338)

       Cash & Cash Equivalents,
       Beginning of Period                                 75       36,954
                                                   -----------  -----------
       Cash & Cash Equivalents,
       End of Period                               $      138  $    14,616
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


                                   Page 8





                        PART II - OTHER INFORMATION
                        ----------------------------


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


      /S/ July 26, 1999                     /S/ Robert Kroph
Date: -----------------------                By: ---------------------------
          July 26, 1999                     Robert Kroph, President & Director



                                  Page 10

