Form 10QSB
period 1999-03-31
APPALACHIAN OIL & GAS CO INC
filed 1999-07-30
CIK 732814

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 2054

        (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1999
                                              ----------------

                                     OR

      (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ---------- to ----------

                       Commission file number 0-11732

                     APPALACHIAN OIL & GAS COMPANY, INC
                    -----------------------------------
           (Exact name of registrant as specified in its charter)

     UTAH                                                       87-0382031
   --------                                                    ------------
(State or other jurisdiction of                               (IRS Employer
Incorporation or organization)                          identification No.)

6975 South Union Park Center, Suite #600, Midvale, Utah              84047
--------------------------------------------------------            -------
(Address of principal executive offices)                         (Zip Code)

Registrants telephone number, including area code           (801) 949-7759
                                                            --------------

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

Yes     X           No
      ------              ------

     The total number of shares outstanding as of March 31, 1999  was
8,135,795.                                        ----------------
----------

                    APPALACHIAN OIL & GAS COMPANY, INC.
                                 Form 10-Q
                      Nine Months Ended March 31, 1999


                                   INDEX
                                   ------
                                                                      Page
                                                                     -----

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


                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
                 March 31, 1999 (Unaudited) & June 30, 1998



                                                        March         June
                                                     31, 1999     30, 1998
                                                   -----------  -----------
Current Assets
--------------
   Cash & Cash Equivalents                          $       80  $        75
   Accounts Receivable - Trade                           1,077        3,225
                                                    -----------  -----------

       Total Current Assets                              1,157        3,300

Property & Equipment
--------------------
   Oil & Gas Properties                                140,184      140,184
   Other Property & Equipment                          326,574      326,574
                                                    -----------  -----------
       Total Property & Equipment                      466,758      466,758

  Less Accumulated Depreciation, Depletion
    & Amortization                                     436,983      347,658
                                                    -----------  -----------
       Total                                            29,775      119,100
                                                    -----------  -----------
       Total Assets                                 $   30,932  $   122,400
                                                    ===========  ===========

                           See Accompanying Note
                                   Page 3
                    Appalachian Oil & Gas Company, Inc.
                         Balance Sheets -Continued-
                 March 31, 1999 (Unaudited) & June 30, 1998

                                                        March         June
                                                     31, 1999     30, 1998
                                                   -----------  -----------
Current Liabilities
-------------------
   Accounts Payable - Trade                         $    2,586  $    12,468
   Due to Officers                                      16,600          -0-
                                                    -----------  -----------
       Total Current Liabilities                        19,186       12,468

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.01 Per Share,
   100,000,000 Shares Authorized, 8,135,795
   Shares Issued & Outstanding                         81,358       81,358
  Additional Paid In Capital                        1,814,342    1,814,342
  Retained Deficit                                 (1,883,954) ( 1,785,768)
                                                   -----------  -----------
      Total Stockholders' Equity                       11,746      109,932
                                                   -----------  -----------
      Total Liabilities & Stockholders' Equity     $   30,932  $   122,400
                                                   ===========  ===========


                           See Accompanying Note
                                   Page 4
                    Appalachian Oil & Gas Company, Inc.
                    Statement of Operations (Unaudited)
          For the Three Month Periods Ended March 31, 1999 & 1998
           and the Nine Month Periods Ended March 31, 1999 & 1998


                                    For the Three Month       For the Nine Month
                                Periods Ended March 31,  Periods Ended March 31,
                                      1999         1998        1999         1998
                                -----------  ----------- -----------  -----------
Revenues
--------
  Oil & Gas Sales               $      -0-   $      -0-  $      -0-   $   16,930
  Other                                -0-           37         -0-          550
                                -----------  ----------- -----------  -----------
       Total Revenues                  -0-           37         -0-       17,480

Costs & Expenses
----------------
  Other Operating Expenses             -0-          -0-         -0-       18,321
  Depreciation, Depletion
     & Amortization                 29,775        4,241      89,325       12,724
  General & Administrative           2,657       13,724       8,860       43,555
                                -----------  ----------- -----------  -----------
       Total Costs & Expenses       32,432       17,965      98,185       74,600

       Net Income (Loss)        ($  32,432)  ($  17,928) ($  98,185)  ($  57,120)
                                ===========  =========== ===========  ===========
       Earnings Per Share       $      .00   $      .00  ($     .01)  $      .00

                           See Accompanying Note
                                   Page 5

                    Appalachian Oil & Gas Company, Inc.
                    Statement of Cash Flows (Unaudited)
           For the Nine Month Periods Ended March 31, 1999 & 1998


                                                        For the Nine Month
                                                   Periods Ended March 31,
                                                         1999         1998
                                                   -----------  -----------

Cash Flows from Operating Activities
------------------------------------
 Net Income (Loss)                                 ($  98,185) ($   57,120)
 Adjustments to Reconcile Net
  Income (Loss) to Net Cash
  Provided by Operating Activities
   Depreciation, Depletion, &
   Amortization                                        89,325       12,724
   Rounding                                        (        1) (         1)
 Changes in Operating Assets & Liabilities
  (Increase) Decrease in Accounts Receivable            2,148        9,494
  Increase (Decrease)in Accounts Payable           (    9,882) (       338)
  Increase (Decrease) Due to Officers                  16,600          -0-
                                                   -----------  -----------
     Net Cash Provided by Operating
     Activities                                             5  (    35,241)

Cash Flows from Investing Activities
------------------------------------
 Proceeds from Sale of Assets                             -0-          -0-
                                                   -----------  -----------
     Net Cash Used in Investing Activities                -0-          -0-

Cash Flows from Financing Activities                      -0-          -0-
------------------------------------               -----------  -----------

     Net Cash Used in Financing Activities                -0-          -0-

     Increase (Decrease) in Cash
     & Cash Equivalents                                     5  (    35,241)

     Cash & Cash Equivalents,
     Beginning of Period                                   75       36,954
                                                   -----------  -----------
     Cash & Cash Equivalents, End of Period        $       80  $     1,713
                                                   ===========  ===========

                           See Accompanying Note
                                   Page 6

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


      /S/ July 26, 1999             /S/ Robert Kroph
Date:-------------------        By: --------------------------------
          July 26, 1999             Robert Kroph, President & Director