Form 10KSB
period 1999-06-30
APPALACHIAN OIL & GAS CO INC
filed 1999-10-13
CIK 732814

U. S. Securities and Exchange Commission
                          Washington D. C.  20549
                                FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 1999
                               -------------

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________

                       Commission File No.   0-11732
                                             -------

                    Appalachian Oil & Gas Company, Inc.
                    ------------------------------------
               (Name of Small Business Issuer in its Charter)

     UTAH                                                    87-0382031
----------------------------                         ----------------------
(State of Other Jurisdiction                        (IRS Employer I.D. No.)
 of incorporation or organization)

    6975 South Union Park Center, Suite #600, Salt Lake City, Utah 84047
    --------------------------------------------------------------------
             (Address of Small Business Issuer in its Charter)

                Issuer's Telephone Number:   (801) 256-9600
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

     (l)  Yes    X    No           (2)  Yes   X    No
               ----      ----                ----      ----
Check if there is no disclosure of delinquent files in response to Item 40S of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10KSB. ( )

State Issuer's revenues for its most recent fiscal year: $0.00.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

June 30, 1999, $0.00.  There are approximately 2,135,795 shares of
---------------------                          ---------
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

28,182,795 Shares as of September 30, 1999
------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
A description of "Documents Incorporated by Reference" is contained in Item 14 of this Report.

Transitional Small Business Issuer Format
  Yes        No  X
      -----    ------

                    APPALACHIAN OIL & GAS COMPANY, INC.

                                   INDEX
                                                                  Page No.
                                                                 ----------
Part I

  Item 1.   Business                                                 4

  Item 2.   Properties                                               8

  Item 3.   Legal Proceedings                                        9

  Item 4.   Submission of Matters to a
            Vote of Securities Holders                               9

Part II
  Item 5.   Market for Registrant's Common
            Equity and Related Matters                               9

  Item 6.   Selected Financial Data                                 10

  Item 7.   Management's Discussion and Analysis of Financial
            Conditions and Results of Operations                    10

  Item 8.   Financial Statements and Supplementary Data             11

  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                     11
Part III
  Item 10.  Directors and Executive Officers of the Registrant      11

  Item 11.  Compensation                                            12

  Item 12.  Security Ownership of Certain Beneficial Owners
            and Management                                          12

  Item 13.  Certain Relationships and Related Transactions          13

  Item 14.  Exhibits, Financial Statements, Schedules and
            Reports on Form 10-K                                    13

            Signatures                                              24


                                   PART I
Item 1. Business
----------------

General

In 1981, Dry Creek Exploration, Inc., (Dry Creek), the predecessor of Appalachian Oil & Gas Company, Inc., (the "Company") was incorporated under the laws of the state of Utah. Its purpose was to engage in the acquisition, exploration and development of mineral properties.

During May 1982, those in control of Dry Creek accepted a proposal from the management of Farms, Inc., "Ratliff", Ratliff and Universal, two (2) Tennessee corporations under the common control of James W. Ratliff, whereby their individually owned shares were acquired by James W. Ratliff and his affiliates and James W. Ratliff and persons affiliated with him were appointed to the Board of Directors of Dry Creek.

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

For the year 1991 the shareholders elected Raymond Connelly as Chairman of the Board and Director, Russell Ratliff as an Officer and Director, and Tyler Tait as Secretary and Director.

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

In 1999, the Company moved its officer from Nashville, Tennessee to Salt Lake City, Utah.

Business
--------

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

Competition and Markets
------------------------

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

Government Regulation
----------------------

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

Employees
---------

As of June 30, 1999 the Company had no employees and at June 30, 1998, the Company employed one person.

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

Oil and Gas Wells
-----------------

The table below shows the number of the Company's gross and net oil and gas wells as of June 30, 1998. Gross wells are the total number of wells in which the Company owns a working interest, and net wells refer to the average of the fractional net revenue interests owned by the Company in gross wells. Dry holes are not included. The Company holds a 40% undivided interest these wells.

                   Total     Total           Oil                  Gas
State              Gross       Net     Gross       Net     Gross       Net
----------       --------   -------   -------   -------   -------   -------
Kentucky              30    57.245         0     .0000        30    57.245

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

Item 3. Legal Proceedings
--------------------------
Appalachian Oil & Gas Company, Inc., et at.: Franklin County Ohio: Case No. 99CVH-06-4459
---------------------------------------------------------------------------
Prior to the end of the fiscal year, the Company brought suit against K. Petroleum, Inc., alleging that it is due damages for non-payment of oil and gas revenues that are due the Company. The matter is currently in the discovery stage.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
None

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

For the Quarter Ended              High      Low
------------------------           ----      ----
September 30, 1998                 .10       .03
December 31, 1998                  .10       .03
March 31, 1999                     .10       .03
June 30, 1999                      .10       .03

At June 30, 1999 and 1998, the Company had approximately 750 shareholders of record.

Dividends
---------
There have been no dividends declared since the date of the Company's organization and no dividends are contemplated to be paid in the foreseeable future. It will continue to be the Company's policy to expend any earnings in developing its gas and oil business.

Item 6. Selected Financial Data
-------------------------------

                          09-30-99    09-30-98     09-30-97    09-30-96     09-30-95
-------------------------------------------------------------------------------------
Revenues                  $    -0-    $ 17,721     $ 48,723    $357,273     $539,395
-------------------------------------------------------------------------------------
Income (Loss) from
Continuing Operations     $    -0-   ($130,605)   ($ 82,709)  ($ 73,494)   ($197,130)
-------------------------------------------------------------------------------------
Income (Loss) from
Continuing Operations
Per Common Share          ($  0.02)  ($   0.02)   ($   0.03)  ($   0.03)   ($    .05)
-------------------------------------------------------------------------------------
Total Assets              $    -0-   $ 122,400    $ 190,875   $ 287,591    $ 633,533
-------------------------------------------------------------------------------------
Long Term Obligations     $    -0-   $     -0-    $     -0-   $     -0-    $ 129,490
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

Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations
--------------------------------------------------------------------------
The following discussion should be read in conjunction with the Financial Statements and their related notes, which are included elsewhere in this report.

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

In 1997 and 1998, the Operator reported declining production and in May 1998, reported that production had ceased. The Company currently seeks verification of those reports and has filed suit against the operator.

Results of Operations
---------------------
The Company has decreased its expenses to a base minimum. It currently has no employees and rents office space and record storage space from its President. At June 30, 1999, the Company was receiving no revenues and was dependent upon its officers for funds to pay its ongoing expenses.

Item 8. Financial Statements
----------------------------
Financial Statements begin on 14.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
------------------------------------------------------------------------
The Company appointed Schvaneveldt & Company to perform its certified audit and assist in the other accounting requirements for the Company.

                                  PART III

Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

The following list sets forth the names and ages of all Directors and Executive Officers of the Company, indicates the position held by each and their length of service.

Name                          Position            Assumed Office
--------------------          ----------          --------------
Raymond A. Connelly           Director/           April, 1990
Age 65                        Chairman

Robert Kropf                  President/          May 1999
Age 38                        Chairman

The following is a brief resume of the business experience of the Company Directors and Officers.

Raymond A. Connelly
--------------------
Mr. Connelly is a self-employed businessman. He has been involved in limited partnerships promoting oil and gas development since 1985. He is President and CEO of First Place Corporation and President of Central Paint and Body Shop in Nashville, Tennessee. He has been a Director and Officer of the Company since 1989. Mr. Connelly, for the last nine years, has had business experience in the areas of oil and gas serving as an officer and director of Appalachian Oil & Gas, Inc., in the repair of automobiles and sale of automobile parts.

Robert Kropf
-------------
Mr. Kropf is thirty-eight years old. He is the former owner and operator of a small company called Dinner and Bingo Club. His business experience for the past seven years has been extensive in restaurant and other retail sales. Mr. Kropf serves on several other public boards.




Item 11. Compensation
---------------------

Annual Compensation Paid to Officers and Directors for Fiscal Year
------------------------------------------------------------------

                                                  Restricted    Securities
Name &                                     Annual      Stock    Underlying      LTIP
Principal      Fiscal  Salary  Bonus Compensation     Awards       Options   Payouts
Position         Year     ($)    ($)          ($)        ($)      /SARS(#)       ($)
-------------------------------------------------------------------------------------
Ray Connelly     1999   $ -0-  $ -0-        $ -0-      $ -0-         $ -0-     $ -0-
-------------------------------------------------------------------------------------
Robert Kropf    19999     -0-    -0-          -0-        -0-           -0-       -0-
-------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following sets forth, as of September 30, 1999, certain information regarding ownership of the common stock of the Company by (i) all persons known by the Company to be the beneficial owners of as much as five percent (5%) of the outstanding common stock of the company, (ii) each Officer and Director and (iii) all Officers and Directors as a group.

Title of Class    Name & Address of Beneficial Owner       Amount   Percent of Class
-------------------------------------------------------------------------------------
Common Stock                     Raymond A. Connelly    5,332.109              65.54
                                701 2nd Avenue North                             (i)
                          Nashville, Tennessee 37201
-------------------------------------------------------------------------------------
Common Stock                            Robert Kropf   20,000,000              70.00
                        6975 South Union Park Center
                                           Suite 600
                          Salt Lake City, Utah 84047
-------------------------------------------------------------------------------------

At September 30, 1999, the Company's directors and executive officer owned a total of 25,332,109 shares of the Company's common stock.

     (i) Includes 67,000 shares owned by First Place Corporation of Nashville, Tennessee. Mr. Connelly is President of First Place Corporation.

Changes In Control
------------------
In May 1999, Robert Kropf was appointed to the Board of Directors, and on July 1, 1999, the Company issued him 20,000,000 shares of common stock at par value.


Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------
Raymond A. Connelly, Director and Chairman of the Board of the Company, is an Officer and Shareholder of First Place Corporation. First Place Corporation owns 722,667 shares of Common Stock.

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

Item 14. Financial Statement Schedules and Exhibits
----------------------------------------------------

The financial statements will follow on page 14. The letter of consent from the independent auditor and the financial data schedule will follow after the signature page.

                    Appalachian Oil & Gas Company, Inc.

                            Financial Statements

                           June 30, 1999 and 1998


/Letterhead/
                           Schvaneveldt & Company
                        Certified Public Accountant
                     275 East South Temple, Suite #300
                         Salt Lake City, Utah 84111
                               (801) 521-2392

Darrell T. Schvaneveldt, C.P.A.


                        Independent Auditors Report
                        ----------------------------

Board of Directors
Appalachian Oil & Gas Company, Inc.

I have audited the accompanying balance sheets of Appalachian Oil & Gas Company, Inc., as of June 30, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the aforementioned financial statements present fairly, in all material respects, the financial position of Appalachian Oil & Gas Company, Inc., as of June 30, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


/S/ Schvaneveldt & Company

Salt Lake City, Utah
August 24, 1999



                    Appalachian Oil & Gas Company, Inc.
                               Balance Sheets
                           June 30, 1999 and 1998

                                                         June         June
                                                     30, 1999     30, 1998
                                                  ------------ ------------
              Assets

Current Assets
--------------
  Cash & Cash Equivalents                         $       -0-  $        75
  Accounts Receivable - Trade                             -0-        3,225
                                                  ------------ ------------
       Total Current Assets                               -0-        3,300

Property & Equipment
--------------------
  Oil & Gas Properties                                    -0-      140,184
  Other Property & Equipment                              -0-      326,574
                                                  ------------ ------------
       Net Property & Equipment                           -0-      466,758

       Less Accumulated Depreciation,
       Depletion & Amortization                           -0-      347,658
                                                  ------------ ------------
        Total Property & Equipment                        -0-      119,100
                                                  ------------ ------------
       Total Assets                               $       -0-  $   122,400
                                                  ============ ============

The accompanying notes are an integral part of these financial statements

                    Appalachian Oil & Gas Company, Inc.
                         Balance Sheets -Continued-
                           June 30, 1999 and 1998

                                                         June         June
                                                     30, 1999     30, 1998
                                                  ------------ ------------
              Liabilities & Stockholders' Equity

Current Liabilities
-------------------
  Accounts Payable - Trust                        $       750  $    12,468
  Due to Officers                                      18,600          -0-
                                                  ------------ ------------
       Total Current Liabilities                       19,350       12,468

Commitments & Contingencies
---------------------------
  Stockholders' Equity
  Common Stock, Par Value $0.001 Per Share,
     100,000,000 Shares Authorized, 8,135,795
     Shares Issued & Outstanding Respectively          81,358       81,358
  Additional Paid In Capital                        1,814,342    1,814,342
  Retained Deficit                                ( 1,915,050) ( 1,785,768)
                                                  ------------ ------------
       Total Stockholders' Equity                 (    19,350)     109,932

       Total Liabilities &
       Stockholders' Equity                       $       -0-  $   122,400
                                                  ============ ============

The accompanying notes are an integral part of these financial statements

                    Appalachian Oil & Gas Company, Inc.
                          Statement of Operations
              For the Years Ended June 30, 1999, 1998 and 1997


                                            1999        1998         1997
                                       ----------  ----------   ----------
Revenues
--------
  Oil & Gas Sales                       $     -0-   $  17,721    $  48,723
  Sale of Oil & Gas Leases                    -0-         -0-          -0-
  Other                                       -0-         550        3,117
                                        ----------  ----------   ----------
       Total Revenues                         -0-      18,271       51,840

Costs & Expenses
----------------
  Other Operating Expenses                    -0-      17,908       35,530
  Depreciation, Depletion
     & Amortization                       119,100      16,965       16,965
  General & Administrative                 10,182     114,003       82,054
                                        ----------  ----------   ----------
       Total Costs & Expenses             129,282     148,876      134,549
                                        ----------  ----------   ----------
       Net Income (Loss)                ($129,282)  ($130,605)   ($ 82,709)
                                        ==========  ==========   ==========
       Income (Loss) Per Share          ($    .02)  ($    .02)   ($    .03)

       Weighted Average Shares          8,135,795   8,135,795    3,235,795


The accompanying notes are an integral part of these financial statements

                    Appalachian Oil & Gas Company, Inc.
                     Statement of Stockholders' Equity
                     From July 1, 1997 to June 30, 1999

                                                                Additional
                                            Common       Paid  Accumulated
                                   Shares    Stock    Capital      Deficit
                           ------------------------------------------------
Balance, July 1, 1997           3,135,795  $31,358 $1,814,342  ($1,572,454)

Net Loss for the Year
Ended June 30, 1997                                                (82,709)
                           ------------------------------------------------
Balance, June 30, 1997          3,135,795   31,358  1,814,342   (1,655,163)

Shares Issued for
Services at $0.01
Per Share                       5,000,000   50,000

Net Loss for the Year
Ended June 30, 1998                                               (130,605)
                           ------------------------------------------------
Balance, June 30, 1998          8,135,795   81,358  1,814,342   (1,785,768)

Net Loss for the Year
Ended June 30, 1999                                               (129,282)
                           ------------------------------------------------
Balance, June 30, 1999          8,135,795  $81,358 $1,814,342  ($1,915,050)
                           ================================================

The accompanying notes are an integral part of these financial statements

                    Appalachian Oil & Gas Company, Inc.
                          Statement of Cash Flows
              For the Years Ended June 30, 1999, 1998 and 1997


                                                        June        June         June
                                                    30, 1999    30, 1998     30, 1997
                                                ------------- ----------- ------------
Cash Flows from Operating Activities
------------------------------------
Net Income (Loss)                               ($  129,282) ($  130,605) ($   82,709)
Adjustments to Reconcile Net Income
  (Loss) to Net Cash Provided by Operating
   Activities;
    Depreciation, Depletion & Amortization         119,100       16,965       16,965
    Rounding                                           -0-            1          -0-
    Shares Issued for Services (Non-Cash)              -0-       50,000          -0-
Changes in Operating Assets & Liabilities;
  (Increase) Decrease in Accounts Receivable         3,225       14,630       12,582
  Increase (Decrease) in Accounts Payable      (    11,718)      12,130  (    12,007)
  Increase (Decrease) in Accrued Expenses              -0-          -0-  (     2,000)
  Increase (Decrease) in Due to Officers            18,600          -0-          -0-
                                               ------------ ------------ ------------
     Net Cash Provided by (Used In)
     Operating Activities                      (        75) (    36,879) (    67,169)

Cash Flows from Investing Activities                   -0-         -0-          -0-
------------------------------------           ------------ ------------ ------------

Cash Flows from Financing Activities                   -0-         -0-          -0-
------------------------------------           ------------ ------------ ------------
      Increase (Decrease) In Cash &
      Cash Equivalents                         (        75) (    36,879) (    67,169)

      Cash & Cash Equivalents,
      Beginning of Year                                 75       36,954      104,123
                                               ------------ ------------ ------------
      Cash & Cash Equivalents,
      End of Year                              $       -0-  $        75  $    36,954
                                               ============ ============ ============
Disclosures from Operating Activities
-------------------------------------
  Interest                                      $       -0- $       -0-  $       -0-
  Taxes                                                 -0-         -0-          -0-

The accompanying notes are an integral part of these financial statements

             Appalachian Oil & Gas Company, Inc. And Subsidiary
                       Notes to Financial Statements

NOTE #1 - Summary of Significant Accounting Policies
----------------------------------------------------
Significant accounting policies of the Company are as follows:

Business Activity and Major Customers

     AOGCI sold the controlling interest in its oil and gas producing properties in February of 1996. AOGCI has no activities in extracting oil or gas or in marketing the production of oil and gas. It is AOGCI's intention to sell its remaining 40% interest in the oil and gas properties and the related assets and to seek other business opportunities.

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

             Appalachian Oil & Gas Company, Inc. And Subsidiary
           Notes to Consolidated Financial Statements -Continued-

NOTE #2 -  Property and Equipment
---------------------------------

A summary of property and equipment is as follows:

                                                        1999         1998
                                                   ----------   ----------
     Proved oil and gas properties                  $     -0-    $ 140,184
     Less accumulated depreciation,
       depletion and amortization                         -0-       96,210
                                                    ----------   ----------
                                                          -0-       43,974
                                                    ----------   ----------
     Land                                                 -0-       12,410
     Gas gathering system                                 -0-      196,334
     Machinery and equipment                              -0-      112,788
     Office furniture and equipment                       -0-        5,042
                                                    ----------   ----------
          Other property and equipment                    -0-      326,574
     Less accumulated depreciation                        -0-      251,448
                                                    ----------   ----------
                                                          -0-       75,126
                                                    ----------   ----------
     Net property and equipment                     $     -0-    $ 119,100
                                                    ==========   ==========

AOGCI incurred depreciation expenses at the fiscal year end as follows; $119,100 for 1999, $16,965, for 1998 and $16,965 for 1997.

NOTE #3 - Income Taxes
----------------------

At June 30, 1999, the Company had net operating loss and investment tax credit carryforwards for income tax purposes of approximately $1,523,282 and $30,000, respectively, which expire on or before June 30, 2007. For financial reporting purposes, a valuation allowance of $528,351 has been recognized to offset the deferred tax assets related to these items.

The net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes are reflected in deferred income taxes. Significant components of the Company's deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:

                                                        1999         1998
                                                  -----------  -----------
     Deferred tax assets:
       Net operating loss                          $  562,101   $  518,151
       Investment tax credit                           10,200       10,200
                                                   -----------  -----------
     Total deferred tax assets                        572,301      528,351
     Valuation allowance for
       deferred tax assets                         (  572,301)  (  528,351)
                                                   -----------  -----------
          Deferred tax liabilities                        -0-          -0-
          Net deferred tax asset                   $      -0-   $      -0-
                                                   ===========  ===========
                                    F-9


             Appalachian Oil & Gas Company, Inc. And Subsidiary
           Notes to Consolidated Financial Statements -Continued-

NOTE #4 - Sale of Operating Assets & Well Interest
--------------------------------------------------
Effective March 27, 1996, AOGI sold 60% of their operating assets and 60% of their well interests for $450,000. The company that purchased the assets began operating and managing the majority of AOGI's wells as of February 1, 1996.

In the fiscal year 1999 the Company filed suit to collect royalties due on its remaining 40% ownership, the matter is currently in the discovery stage.

In the year ended June 30, 1999, the operating assets and wells were fully amortized.

NOTE #5 - Subsequent Event
--------------------------
Effective July 1, 1999, the Company issued 20,000,000 shares of common stock at $0.001 par value to a new officer for services rendered to the Company.

                                 SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf of the undersigned, thereunto duly authorized.

Date:     October 11, 1999              Appalachian Oil & Gas Company, Inc.


                                  By: /S/ Robert Kropf
                                   ------------------------------------
                                   Robert Kropf, President & Director


          DATE                NAME AND TITLE      SIGNATURE

October 11, 1999    Robert Kropf
                    President
                    Director



                                     24